Form 10QSB
period 1999-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 1999-08-20
CIK 1089799

==============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                            ------------------------

                         Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


         Nevada                                  33-0713615
------------------------------            ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification Number)

400 Oyster Point Blvd., Suite 114, South San Francisco, California 94080-1917
-----------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (650) 875-0192


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                         Yes ___ No _X_

The number of shares outstanding of the issuer's common stock was 9,748,200 shares of common stock, par value $.001, as of August 20, 1999. No shares of Preferred stock are outstanding.

Transitional Small Business Disclosure Format:
Yes___ No _X_

===============================================================================

INDEX

                         PART I - FINANCIAL INFORMATION

 Item   Description

 1. Financial Statements                                               4

 2. Management's Discussion and Analysis of Financial Condition or
    Plan of Operations                                                 8

                           PART II - OTHER INFORMATION                 9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 JAMES R. KERR
                          CERTIFIED PUBLIC ACCOUNTANT
                        60 East Third Avenue, Suite 390
                          San Mateo, California 94401
                       (650) 548-1700 - FAX (650) 548-1716

Acculmage Diagnostics Corp.
South San Francisco, California

We have compiled the accompanying balance sheet of Acculmage Diagnostics Corp. (a corporation) as of June 30, 1999, and the related statements of income and retained earnings and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

/s/ James R. Kerr
---------------------------
Certified Public Accountant
August 18, 1999

                          Acculmage Diagnostics Corp.
                                 Balance Sheet
                                 June 30, 1999

                                     Assets

Current Assets
 Cash                                                   $  67,660.23
 Accounts receivable                                      204,722.92
 Inventory                                                  5,391.48
 Prepaid expenses                                          81,850.00
                                                        ------------
                                                          359,624.63
Property and Equipment
 Equipment                                                 46,797.78
 Less accumulated depreciation                            (24,708.56)
                                                        ------------
                                                           22,089.22

Other Assets
 Deposits                                                   4,318.45
 Other intangible assets                                  171,265.00
 Less accumulated amortization                           (100,462.77)
                                                        ------------
                                                           75,120.68
                                                        ------------
                                                        $ 456,834.53
    Total Assets                                        ============


                              Liabilities & Capital

Current Liabilities
 Accounts payable                                       $  56,931.39
 Other accrued liabilities                                 42,559.70
 Withheld and accrued payroll taxes                        14,919.03
                                                        ------------
                                                          114,410.12

Long Term Liabilities
 Notes payable                                             25,000.00
 Loan from shareholders                                    56,500.00
                                                        ------------
                                                           81,500.00
                                                        ------------
  Total Liabilities                                       195,910.12

Stockholder's Equity
 Common stock issued                                      159,199.00
 Additional paid-in capital                             1,278.010.86
 Retained earnings                                     (1,176,285.45)
                                                       -------------
                                                          260,924.41
                                                       -------------
Total Liabilities &
         Capital                                       $  456,834.53
                                                       =============



                Compiled - see accompanying accountants' report.

                          Acculmage Diagnostics Corp.
                   Statement of Income and Retained Earnings
                       For the Period Ended June 30, 1999

                                                       Year to
                              June         %             Date            %
                          ------------   ------      ------------      ------
Revenue
  Sales                   $ 303,774.49   100.00      $ 783,538.49      100.00
                          ------------   ------      ------------      ------
                            303,774.49   100.O0        783,538.49      100.00

Cost of Sales                92,059.94    30.31        185,812.61       23.71
                          ------------   ------      ------------      ------
  Gross Profit              211,714.55    69.69        597,725.88       76.29

Operating Expenses
Depreciation & amortization  12,886.77     4.24         40,558.14        5.18
Salaries and Wages           79,342.13    26.12        213,215.82       27.21
Employee benefits            11,078.06     3.65         58,377.17        7.45
General & Administrative
   Expense                   15,827.08     5.21         39,338.37        5.02
Legal and accounting         73,276.14    24.12         88,281.02       11.27
Interest                        750.00     0.25          2,500.00        0.32
Professional Consulting       5,223.92     1.72        111,734.77       14.26
Rent                         11,243.30     3.70         33,488.20        4.27
Marketing & Promotion        26,039.95     8.57         80,974.47       10.33
Other operating expenses      1,350.17     0.44         21,550.23        2.75
                           -----------   ------        ----------      ------
                            237,017.52    78.02        690,018.19       88.06
                           -----------   ------        ----------      ------

   Operating Income         (25,302.97)   (8.33)       (92,292.31      (11.78)

Other Income and Expense        668.96     0.22          5,389.16        0.69
                           -----------   ------        ----------      ------
                                668.96     0.22          5,389.16        0.69
                           -----------   ------        ----------      ------

Net Income (Loss)          $(24,634.01)   (8.11)       (86,903.15)     (11.09)
                           ===========   ======                        ======

Beginning Retained Earnings                         (1,089,382.30)
                                                    -------------

Ending Retained Earnings                           $(1,176,285.45)
                                                   ==============

                Compiled - see accompanying accountants' report.

                          Acculmage Diagnostics Corp.
                            Statement of Cash Flows
                       For the Period Ended June 30, 1999

                                                 Quarter ended       Year to
                                                     March            Date
                                                -------------       -------

Cash Flows from Operating Activities:
 Net income(loss)                             $  (24,634.01)    $  (86,903.15)
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation  expense                            3,120.00           9,360.00
  Amortization expense                             9,766.77          27,904.37
 Change in accounts receivable                   (49,424.84)       (187,496.71)
 Change in inventory                               4,185.00           6,975.00
 Change in prepaid assets                              -0-            3,667.20
 Change in accounts  payable                      11,444.18          37,950.64
 Change in accrued  expenses                       3,295.68         (67,160.06)
 Change in other current liabilities                 824.19           6,236.42
                                              -------------      -------------
 Net Cash Provided by (Used by)
  Operating Activities                            (41,423.03)      (249,466.29)

Cash Flows from Investment Activities:
 Investment in property & equipment                     -0-           6,510.00
 Investment in other assets                             -0-          22,290.00
                                              -------------      -------------
  Net Cash Provided by (Used by)
   Investing Activities                                 -0-          28,800.00

Cash Flows from Financing Activities:
  Repayment of loans from shareholder             (25,000.00)       (75,000.00)
  Additional paid-in capital                            -0-         210,742.97
  Sale of capital stock                                 -0-         150,467.00
                                              --------------     -------------
   Net Cash Provided by (Used by)
    Financing Activities                          (25,000.00)       286,209.97
                                              --------------     -------------

   Net Increase (Decrease) in Cash                (66,423.03)        65,543.68
Cash at Beginning of Period                       134,083.26          2,116.55
                                              --------------     -------------

Cash at End of Period                             $67,660.23     $   67,660.23
                                              ==============     =============


                 Compiled -see accompanying accountants' report

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's Condensed Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-SB, General Form for Registration of Securities that the Company filed on June 30, 1999.

Results of Continuing Operations:

Three months ended June 30, 1999 versus 1998

         Overall revenues were $303,774 for the three months ended June 30, 1999 compared with $117,323 for the three months ended June 30, 1998, a 159% increase. These increases were primarily the result of increases in shipments of the Company's proprietary medical visualization software to the medical and clinical community. Currently, the Company realizes negligible income from its maintenance and services revenue.

         Total cost of revenues as a percent of revenues for the three months ended June 30, 1999 decreased to 30% as compared with 66% in 1998.

         Operating expenses for the three months ended June 30 1999 decreased to 78% of overall quarterly revenues compared to 122% of quarterly revenues for the equivalent period in 1998.

Liquidity and Capital Resources:

         At June 30, 1999, working capital decreased to $245,214 compared to March 31, 1999 working capital of $283,948 primarily as a result of the net loss sustained by the Company. The current ratio decreased to 3.1:1 at June 31, 1999 from 3.9:1 at March 31, 1999.

         The Company's total assets decreased to $456,864 compared to March 31, 1999 total assets of $490,904. Cash and cash equivalents decreased to $67,660 in June 1999, from $134,083 in March 1999, as a result of operating losses and payment of long term debt. Cash used in continuing operations was $41,422 for three months ended June 30, 1999 compared to $143,365 during the same period in 1998. Cash generated from receivables and decreased inventory purchases were augmented by an increase in accounts payable. The decrease in accounts receivables was primarily due to payment of outstanding invoices. The decrease in inventory resulted from the use of parts and materials in product shipments.

         There was no cash provided by investment activities during the three months ended June 30, 1999.

         There was no cash provided by financing activities during the three months ended June 30, 1999.

         The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at June 30, 1999 together with the proceeds from ongoing sales of products and services in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

         To satisfy the Company's capital and operating requirements beyond 1999, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

         YEAR 2000 COMPLIANCE

The Company's State of Readiness

         In 1999, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware, (2) software the Company produces and the operating systems used in conjunction with the Company's proprietary software, and (3) third-party relationships.

         The Company has reviewed its primary financial and other business information systems and it believes that the systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data.

         The Company has reviewed its proprietary visualization and communications software for Y2K readiness. The Company has made the commitment that any product releases in 1999 and later will be Y2K compliant. The Company is coordinated efforts with its largest customer, Imatron Inc., to ensure that its software will transition from the year 1999 to the year 2000 without functional abnormalities. The Company does not have any formal information concerning the Y2K compliance status of its other customers. If customers experience significant Y2K problems, they may choose to delay or cancel orders for the Company's products.

         The Company has contacted all its suppliers, especially sole-source vendors, and a review is underway to ensure Year 2000 compliance. The Company expects this evaluation to be completed by September 30, 1999. To the extent that responses to the Y2K issue are unsatisfactory, the Company will consider changing suppliers or service providers, but there can be no assurance that the Company will be successful in finding such alternative suppliers or service providers. In the event that any of the Company's significant suppliers or customers do not achieve Y2K compliance in a timely manner, and the Company is unable to replace them with alternate suppliers or customers, the Company's operations could be materially adversely affected.

         While the Company believes the issues associated with Year 2000 compliance are being addressed, and that the cost of conformance will be negligible, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes.

The Company's Risks and Contingency Plan

         The Company is working to identify and analyze the most likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to build its products and deliver services to its customers. An infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems.

         There is no assurance that the Company will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Estimated Costs

         The costs incurred by the Company to date in addressing its Y2K readiness issues are primarily non-incremental compensation costs and have not been material to the Company's operating results. The Company currently estimates that the total additional costs for addressing its internal Y2K readiness will not be substantial.

         The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. At June 30, 1999, the Company had money market mutual funds, certificates of deposit and commercial paper that mature in less than three months.

         The Company's sales are denominated in U.S. Dollars.

         The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

          Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Item 5.  OTHER INFORMATION

          None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                No. 27 - Financial Data Schedule as of June 30, 1999.

         (b)    Form 8-K Reports:

                Date     Item    Description
                ----     ----    -----------
                8/20/99   5      Change in Registrant's Certifying Accountants



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCUIMAGE DIAGNOSTICS CORP.

Date: August 20, 1999                  /s/    Allen B. Poirson, Ph.D.
                                       ------------------------------
                                              Allen B. Poirson, Ph.D.
                                              President, CEO, and Director