Form 10KSB
period 1999-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2000-03-20
CIK 1089799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-26555

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                         33-0713615
---------------------------------------                   ----------------------
      (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

   400 Oyster Point Blvd., Suite 114,
    South San Francisco, California                             94080-1917
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (650) 875-0192

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, No Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 1999: $1,059,138

As of February 8, 2000, non-affiliates of the issuer held voting stock with an aggregate market value of $4,909,212 computed by reference to the average of the bid and asked prices of such stock on such date.

As of February 8, 2000, there were 9,748,200 shares of common stock, no par value, outstanding.

Portions of the following document are incorporated by reference: None

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     AccuImage Diagnostics Corp. (the "Company") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the Company's ability to market its products, establish effective distribution, sales and support channels and to maintain a responsive and competitive research and development team capable of responding to and keeping pace with the highly competitive technological marketplace in which the Company operates. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT

     AccuImage Diagnostics Corp. ("AccuImage", "Company" or "Issuer") was incorporated in Nevada on February 2, 1990 as Black Pointe Holdings, Inc. which was established in order to identify and acquire a medical equipment leasing business. Early attempts to do this were unsuccessful, and the company was inactive for a number of years until new investors with interests in three-dimensional medical technology got involved. In 1996, the Company changed its name to AccuImage Diagnostics Corp., and it entered into a licensing arrangement with AccuImage Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology, and began to further develop the medical imaging software that the Company sells today. On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company obtained all of the outstanding shares of AccuImage Inc., which was subsequently dissolved. On June 30, 1999, the Company filed a Form 10-SB to become a reporting company under the Securities Exchange Act of 1934. The Company's Common Stock currently trades on the National Quotation Bureau's Pink Sheets under the symbol "AIDP". The Company's website is www.accuimage.com.

         BUSINESS OF ISSUER

     AccuImage is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography ("CT"), magnetic resonance ("MR") and ultrasound through the application of three-dimensional ("3D") computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required to interpret the native images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools

                                      (1)
and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

     The AccuImage software was conceived and developed on the same hardware platform that it is now distributed on: standard, high-performance, low cost personal computer ("PC") workstations running the Windows operating system from Microsoft. The software interfaces with medical imaging modalities via the standard medical imaging DICOM protocol and uses the Internet and standard PC networks for subsequent distribution of images and post-processed results. Through this combination of standard underlying products and protocols, AccuImage is able to offer to physicians cost-effective, easy-to-use yet powerful visualization, analysis and laborsaving tools for everyday use.

     The Company markets its products to radiology departments, imaging centers and original equipment manufacturers ("OEM's") of diagnostic imaging systems both through a direct sales force, a non-exclusive distributor in the United States and independent distributors in international markets.

THE MEDICAL IMAGING INDUSTRY BACKGROUND

     The application of scanning and imaging techniques to medicine has been responsible for a revolution in medical practices since the development of the CT scanner in the mid-1970's. The CT scanner provided the ability to view anatomical images of the interior of the human body as a collection of cross-sectional "slices". In addition to CT, magnetic resonance imaging and ultrasound are two more recently developed techniques that are being increasingly applied. These processes use radio and ultra-sound waves, respectively, to non-invasively image the interior of the body, often with greater effect than with X-ray technology. Positron Emission Tomography scanning and Nuclear Medicine cameras are also capable of imaging cross sectional slices of the body. These innovative technologies have been rapidly adopted and incorporated in new physician-care practices based on the imaging information they provide.

     The cross-sectional images from these imaging devices are traditionally transferred in batches to large-format film for review (similar in appearance to conventional x-ray film), but as computer and networking technologies improve, companies are offering systems that provide for the electronic storage and transmission of images as well as providing computerized viewing stations, eliminating the need for film. Further technological advances have made possible viewing and manipulation of the data as complete, three-dimensional visualizations reconstructed by software from the cross-sectional data.

     In parallel with the development of these cross-sectional imaging techniques, conventional X-ray imaging increasingly is being performed in a digital format. Fluoroscopic images are digitized into a digital video stream. Conventional X-ray films are increasingly scanned and stored in a digital format. New digital image sensors have been developed that replace film and provide the digital image without an intervening X-ray film (Digital Radiography). This collection of techniques is known as Picture Archiving and Communications Systems ("PACS"). It is believed that PACS will be the way that modern hospitals in the near future manage radiological image review, transport and storage.

     This digital revolution in medical imaging means that images can be shared inside and outside the hospital or imaging center with the aid of network technology including the Internet and private Intranets. The American College of Radiology, the National Electrical Manufacturers' Association and other professional organizations have in recent years sponsored the development of a standard image storage and communication protocol so that images from various devices can be shared in a common display format. This standard is known as DICOM (Digital Imaging and Communications in Medicine). The widespread adoption of the DICOM standard creates the business opportunity for AccuImage and others to participate in the developing a market for applications software that provides visualization and analysis solutions for users of network distributed medical images.

                                      (2)

     A number of trends are evident in the highly competitive medical imaging industry. Successive generations of scanning devices bring increased scanning speed and image detail, and consequently increasing numbers of cross-sectional slices are being produced in a single study. This is tending to make the viewing of printed images on x-ray-like film logistically impractical and expensive, favoring a computerized visualization system that can rapidly browse the large dataset and integrate it directly with 3-dimensional reconstructions of the subject anatomy.

     Furthermore, younger generations of physicians are increasingly familiar and confident with computerized systems, and there is increasing clinical acceptance of electronic visualization and analysis as teaching institutions rely more heavily on computerized review, storage and communications systems.

     In addition to the trends observable in the medical imaging industry which may benefit the Company in the future, the Company's advanced visualization and analysis tools already offer radiologists enhanced ability to analyze radiological studies, with the potential to extract more information that is available from the slice views alone. Three-dimensional reconstructions are also easier for untrained personnel to understand, enhancing the radiologist's ability to communicate findings to others.

     Beyond radiology, enhanced visualization and analysis tools may provide surgeons with valuable and useful information to aid with pre-surgical planning and post-surgical follow-up. In a similar fashion, the oncologist may benefit from three-dimensional visualization of planned treatment sites, and post-treatment follow-up of the same.

     Finally, the use of the global Internet to communicate medical imaging data and findings brings the potential for enhanced collaboration between physicians and remote expert consultation and examination.

THE ACCUIMAGE TECHNOLOGY

     The core technology of the AccuImage software is a special application of three-dimensional computer graphics known as "Volume Rendering". Volume Rendering applies the power of modern computer systems to the cross-sectional image data in order to create three-dimensional visualizations of the subject of the original scan. Often semi-transparent and colorful images are produced to enhance the understanding of the graphics. Volume rendering can display some parts of the data to allow hard, solid tissue such as bone to be viewed "through" and "behind" softer tissue such as muscle, which can be made to appear as semi-transparent. This allows the physician to rapidly view inaccessible body areas and look for the abnormal details necessary for a reliable medical diagnosis. This can be done safely, painlessly and with no side effects.

     The Company's software development team successfully implemented Volume Rendering technology in software developed exclusively for the Microsoft Windows operating system using Intel Processors, to take advantage of the latest multi-processor systems with ever-increasing clock speeds and enhanced processor features such as SSE (Streaming SIMD Extensions). This technology in conjunction with sophisticated analysis and review software forms the technology "core" of the AccuImage product line.

     In support of the visualization and analysis technology the AccuImage software provides, the software also features data communication and management, which is crucial to the efficient workflow of a modern imaging center or radiology department. The DICOM standard is used for transfer of images within a facility, with web-based Internet distribution provided for secure and rapid remote access, transfer and review. Automated reporting and databasing tools complete the suite of capabilities offered by the AccuImage product line.

                                      (3)

TARGET MARKETS FOR ACCUIMAGE PRODUCTS

     AccuImage seeks to place its products in the developing market for computerized medical imaging review, visualization and communication. The customers in this market specialize in a range of activities from advanced visualization and analysis, to imaging center management, filmless operation and image distribution. The market is developing to include centralized and distributed radiology (i.e. Teleradiology), remote diagnosis and consultation, pre-surgical planning and post-surgical follow-up, cancer assessment and treatment planning, as well as educational applications for the technology. Hence the customers for these applications include radiology, surgery and oncology departments of hospitals, leading research centers, imaging centers, clinics and physician groups.

THE ACCUIMAGE MARKETING STRATEGY

     The Company's main strategy for marketing its technology is direct sales to radiology professionals through its sales force and distribution network. Since radiologists represent the physician base closest to and most actively involved in medical imaging, the Company believes they will represent the best opportunity for placement of the Company's products in the short to medium term. Radiology represents a developing market for both advanced visualization/ analysis techniques and networked distribution and efficiency enhancing products. In order to develop the AccuImage brand in the radiology community, the Company will continue to place demonstration units with leading research and teaching institutions involved in the development and research of future techniques and procedures, while selling directly to institutions through advertising, trade show presence and direct sales.

     In the long term, the Company seeks to expand its market to the broader physician base, beyond radiology, through an active program of education, sponsorship and participation in media coverage of the emerging opportunities to enhance patient care offered by the technology the Company markets. The Company plans to develop its website to provide a comprehensive and active forum for physicians to use for education and collaboration on the application of three-dimensional imaging in general. Through this program, the Company hopes to expand knowledge and acceptance of its products, expanding its target market and supporting its sales force in direct sales.

     In order to help establish the Company's product line in the medical community, an aggressive program of web-based marketing of free review and low-cost basic 3D browsing software will be launched to help rapidly increase the number of physicians involved in the Company's technology.

     Finally, the Company will continue to develop its strong OEM relationship and seek other such relationships as well as other distribution channels both domestically and abroad.

PRODUCTS AND DEVELOPMENT

     AccuImage has completed the initial development phase of its product line and is proceeding with distribution. However since the Company operates in a fiercely competitive software market, further deployment of considerable resources for continued development and product enhancement is an ongoing requirement. The Company's main products are the eStation3D web-based image distribution system and the scalable AccuView workstation for advanced analysis, postprocessing and image management.

     o AccuView Workstation: A scalable solution for medical imaging applications.

     The product is supplied either as a software-only item or together as a hardware and software item. In the latter case, the Company buys standard PC equipment and combines them with the software to make a complete workstation. In the former case, the buyer installs the workstation software on their own PC equipment. The workstation consists of several software modules which are capable of functioning independently. The Company occasionally supplies these modules individually, either as software-only items, or as software and hardware items combined, where the hardware is standard PC equipment. In order to support its workstation business, the Company offers on-site training by its applications personnel, and in the cases where it supplies the hardware, it generlaly provides unlimited telephone support for one year along with on-site and return-to-base options. Software-only sales generally include telephone support for one year.

     The complete workstation configuration features full-color, 3D volume rendering, fly-through/fly-around path planning and coronary artery calcium scoring software, with an emphasis on ease of use and procedural workflow.

                                      (4)

     The AccuView Workstation is capable of taking a CT dataset of hollow vessels (such as the windpipe) and generating a 3D view which simulates what one might see from "inside" the vessel, looking down its length or up at its walls. The effect is similar to the view generated by an Endoscope, a medical device which is physically placed inside a patient with a small camera and a light attached at the end. The image from the camera is then displayed on a TV screen. The AccuView approach is more comfortable for the patient since no medical instruments need be inserted.

     The modular, scalable architecture of the AccuView workstation allows the Company to market the product in one form which can later be upgraded, offering continuing sales prospects and a continuing revenue stream.

     o    eStation3D web-based distribution system.

     The eStation3D provides a simple approach for web-based image distribution and remote image management. Ideally suited to imaging centers and radiology departments wishing to provide competitive service to a referring physician base or reading physician staff. The eStation3D server receives images from scanners or PACS systems using the standard DICOM protocol, then compresses and encrypts them for publication on the Internet external to the facility's private network. The facility administrator assigns the study to a particular receiving physician, who then later logs in via a standard web browser to download the images and associated reports.

     The downloadable eStation3D image review software supports basic slice review and simple 3D browsing of the dataset, and can be upgraded to the full AccuView workstation capability, again representing sales prospects and a continuing revenue stream.

MARKETING AND DISTRIBUTION

     AccuImage markets its products through direct sales to radiology professionals in hospitals and independent imaging centers. The Company maintains an advertising presence in major radiology periodicals and journals, and ensures that the Company web site is always vibrant and up to date. The Company also actively courts related press in order to develop a presence in editorial comment on subjects related to the Company's activities. In order to enhance its marketing capability, the Company seeks to develop an active forum for 3D imaging on its website where any interested physician can come to learn and discuss the benefits of 3D imaging and medical imaging communication technology.

     The Company's products are primarily distributed directly by its own sales and installation staff, with the rest of the product distribution managed by Imatron Inc. ("Imatron"), a non-exclusive US distributor of AccuImage workstations, and several international distributors.

     In April 1999, Imatron entered into a five-year non-exclusive product development and distribution agreement with the Company. Under this agreement, Imatron agreed to distribute fully-configured AccuView workstations with new sales of the Imatron EBT scanner, a special type of high-speed CT scanner, in the US and abroad. The Company successfully met all the target milestones in the development schedule and has entered into the distribution phase of the agreement.

     The Company has distributors in Italy, Germany, India and Taiwan. Distributors are sold the software at a discounted rate of 30% off our published MSRP and then install it on hardware they purchase themselves. The Company supplies the distributors with marketing materials and responds to distributors' requests for minor improvements and enhancements as required to ensure success in particular sales.

     The majority of AccuImage sales to end-users and distributors represents the sale of a combination of "off-the-shelf" hardware and the Company's software product. The Company purchases standard hardware products such as computer system and related peripherals and integrates its software product, performing quality assurance and testing of the completed workstation prior to shipping to the customer or distributor.

                                      (5)

     A second mode of distribution that the Company is seeking to develop further is software-only distribution where the Company delivers only the software and the accompanying license, with the end-user or distributor integrating or installing the software on their own hardware. This distribution channel is compatible with Internet marketing of the product enabling the user to download the software directly from the Company's website.

MANUFACTURING, INSTALLATION, TRAINING, SERVICE AND SUPPORT

     The only manufacturing activity the Company undertakes is the integration of its software with off-the-shelf computer systems. AccuImage staff performs Service and support by telephone, remote system administration, and on-site or return-to-base arrangements with customers.

     The Company handles all installation for direct sales of its workstations. Complete systems are integrated and tested for quality assurance at the AccuImage premises, then shipped to the customer. AccuImage personnel travel to the customer site (usually for 2-3 days) to install the system and integrate it with the customer's local network and medical imaging devices. The cost of this training is factored into the price of each workstation.

     For software-only sales, the software is sent to the customer on CD-ROM or downloaded by the customer over the Internet. Installation can often be performed from the instructions provided with the software, although AccuImage staff generally provides telephone support during the installation process in this situation.

     Customer training in the use of the software is performed on-site by AccuImage staff and is separately quoted at the time of purchase. Additional training days can be purchased subsequent to the initial installation.

     The Company budgets for approximately 8% of sale price in annual warranty support liability, and new systems are sold with one year's service and support included. The sales of subsequent support contracts to its existing customers do not yet make up a large part of the Company's revenue.

INTELLECTUAL PROPERTY AND MARKET PROTECTION

     The Company acquired the initial framework technology for its product under a contract from a German developer. Subsequently, the Company performed in-house product development for the majority of the product it currently markets. The Company has relied upon the secret and proprietary source code in protecting its special technology from the competition. It has plans to, but at this time has not, filed for copyright protection in the U.S. as well as other countries. Nonetheless, such protection does not prevent competitors from producing digital displays similar to those of the AccuImage proprietary software.

     The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is not to be disclosed to third parties, except in specific circumstances, and that all inventions conceived by the individual in the course of rendering services to the Company shall be the Company's exclusive property. There can be no assurance that such agreements will not be breached, that remedies for any breach would be adequate, or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

                                      (6)

     A significant corollary to the above comments, however, is the fact that the Company's competitive position is largely influenced by its ability to maintain responsiveness to the developing market in which it is engaged and to ensure continuing development of its software in order to keep pace with the competition and developing market trends and needs. Due to this aspect of the market in which the Company operates, the risk of negative impact on the Company's operations due to potentially inadequate protection of intellectual property is perhaps reduced.

LICENSING AGREEMENTS

     Prior to September 17, 1998, the Company held an exclusive licensing arrangement with a another corporation for the supply of visualization software that the Company then marketed, sold, trained, installed and supported. At that time, the Company's own software was not sufficiently developed to be distributed, and the Company was primarily engaged in the distribution of the third-party software product. Before terminating the licensing agreement on September 17, 1998, the Company secured sufficient licenses for resale to enable its operations to continue until such time as its own software was mature enough to be marketed and distributed. By the end of the fiscal year 1999, the Company was distributing only its own products.

COMPETITION

     AccuImage's 3D visualization and analysis products face competition from the manufacturers of imaging equipment, other companies offering similar software products, and in-house development projects at Universities and hospitals to which the Company would otherwise be able to sell its products. Nearly all manufactures of CT and MRI scanners offer some form of 3D visualization workstation as an optional accessory for their scanners. The principal companies include GE Medical Systems, Philips Medical Systems, Picker International, Siemens Medical Systems, and Toshiba Medical Systems which all supply a workstation as an option on their imaging device. Independent suppliers of 3D visualization products include ISG Technologies Inc., Vital Images Inc., and Voxar, which similar to the Company, act as third party vendors of a workstation product. In addition, ultrasound imaging is beginning to enter the 3D visualization market with companies such as Medison Co., Ltd, Life Imaging Systems Inc, and Hewlett-Packard Co. offering products.

     Many of these competitors have substantially greater financial, marketing and technical resources than the Company, and should one or more of the diagnostic imaging system suppliers distribute more competitive visualization products than the ones offered by the Company, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that continuing quality of service and ability to respond rapidly to customer needs and market trends represent its best defense against such developments. Additionally, because it uses a windows-based PC as its platform, the Company has lower costs and higher margins than many of its competitors who are committed to more expensive, less widely available hardware platforms.

GOVERNMENTAL REGULATION

     Within the United States, the use of devices in medical procedures is restricted to those that have been granted approval by the Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. This approval is known as Pre Market Approval ("PMA"). Although limited marketing for use of products on an experimental basis is possible without full approval, no material commercial demand may exist unless the device has received full approval. Furthermore, medical providers will be hesitant to acquire devices that utilize unapproved procedures.

     The FDA either grants or refuses approval after a formal written request, known as the Pre Market Notification, is made for a specific device to be used for a specific procedure. Ordinarily, the applicant must demonstrate, to the satisfaction of the FDA, that the use of that device for the proposed procedure or product would be reliable and safe and, if applicable, will have no side effects currently or in the future. This process can require extensive testing, often lasting over an extended period and costing

                                      (7)
large sums. However, if a substantially similar device has previously received approval for the same or similar applications, Section 510(k) of the Food, Drug and Cosmetic Act allows the FDA to grant PMA without extensive testing and data. AccuImage has received 510(k) clearance to market its products from the FDA.

     Outside the U.S., there is no uniform method of approval for medical devices. The Company plans to apply for and obtain the necessary approvals from those countries in which the projected volume of sales warrant the effort. In certain instances, those applications may be arranged through existing sales representative organizations in the countries with which the Company develops relationships. As no approvals are required for this technology in most of the Middle East, Central America and South America, sales may commence in those areas as soon as the Company has a distribution network in place.

THIRD PARTY RE-IMBURSEMENT

     The federal governmental and certain states have enacted cost containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states have adopted or are considering the adoption of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, diagnostic testing, and as a result may inhibit or reduce demand by healthcare providers for the Company's products. Additionally, hospitals may continue to face other capital constraints that prevent them from investing in such equipment. While the Company cannot predict what effect the policies of governmental entities and other third-party payers will have on future sales of the Company's products, there can be no assurance that such policy would not have a material adverse impact on the business of the Company.

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

     During the last two years the Company has engaged in extensive research and development activities. The Company estimates that it spent approximately $300,000 per year on such research and development in both fiscal years 1998 and 1999.

PERSONNEL

     The Company currently has seven full time employees and two independent contractors. The Company is engaged in attempts to recruit sales, support and management staff as well as technical staff to expand its software development team. The Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources. In its favor, the Company is able to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment.

IMPORTANT FACTORS

     The following important factors should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. The following factors could cause the Company's results to materially differ from those reflected in any forward-looking statements.

                                      (8)

HISTORICAL OPERATING LOSSES

     The Company had operating losses for the years ended September 30th, 1999, 1998 and 1997. While the Company is optimistic that it will increase its revenues in fiscal year 2000, there can be no assurance that the Company will be profitable at any time in the future.

SHORT OPERATING HISTORY.

     Although the Company was incorporated in February 1990, it has had no significant operations or business assets until just recently, and is yet in its early, development stage. The Company has been in actual operation under its current management for a relatively short time. It faces all of the risks inherent in a new business and those risks specifically inherent in the development and operation of a new business. The likelihood of the Company's success must be considered in light of the problems, expense, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to the ability to develop a market for a new product in a new area. The purchase of the securities offered hereby must be regarded as the placing of funds at risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems and difficulties to which such ventures are subject.

MARKET DEPENDENCE

     The Company's operations are currently focused entirely in the medical imaging industry, and the market for the Company's products is still developing, led by advances in technology, as well as education and marketing performed by the Company and its competitors. There can be no assurance that the industry will continue to develop in the manner it has to date, or in the manner expected by the Company. Hence there can be no assurance that the Company will continue to enjoy growth opportunities and a viable market for its products. The success of the Company's products will depend on its ability to successfully market its products, its ability to maintain competitive and responsive product support and development, and the ability and willingness of the medical community to embrace the benefits offered by the visualization, analysis and image management capabilities of the Company's software products. Of this, there can be no guarantee. In an effort to limit its exposure to this risk, the Company will continue to seek alternative applications of its technology in order to retain the option of diversifying should unfavorable conditions develop in its current marketplace.

CAPITAL REQUIREMENTS

     In 1999, the Company successfully transitioned from distributing third-party software to distributing its own product developed internally. Additionally, the Company successfully completed the initial development phase of it product development and distribution agreement with Imatron. It ended the year with accounts receivable of approximately $188,000 and nearly $45,000 in inventory.

     If AccuImage's operations progress as anticipated, of which there can be no assurance, the Company believes that cash flows should be sufficient to satisfy its cash requirements for the next twelve months. Nonetheless, the Company believes that a faster rate of growth will be possible with additional capital contributions. The Company's actual future capital requirements, however, will depend on the ability of the Company to successfully market its products, the impact of competition in the marketplace in which the Company operates, the ability of the Company to build an effective sales and distribution channel, and the ability of the Company to maintain a development team responsive to the evolving market. To the extent that AccuImage's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that such additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on


                                      (9)
the Company's business. The issuance of additional equity capital may result in dilution of current shareholder voting and ownership interests

COMPETITIVE MARKETPLACE AND TECHNOLOGICAL OBSOLESCENCE RISK

     The evolving marketplace in which the Company operates has been characterized to date by rapid innovation and technological change. The Company expects this trend to continue and hence the Company's success will be strongly dependent on its ability to keep pace with the advancing technology. This task requires continual research and development by the Company's development team, which the Company must maintain and improve.

     There can be no assurance that the Company will be able to achieve this task and compete effectively in the marketplace, and it may come to pass that products developed by its competitors will outshine its own products, pushing them towards obsolescence or rendering them non-competitive.

     Certain companies competing with AccuImage are large, established manufacturers of medical imaging equipment. While these companies do not apply the same corporate focus on advanced visualization and analysis products as AccuImage, they nevertheless have significantly greater capital and staffing resources for research and development so critical to success in this marketplace. Such companies also have established marketing and distribution networks and may have a competitive advantage in marketing products similar to the Company's. Furthermore, competition in the broader marketplace of computerized medical image management exists in the form of PACS vendors and internal projects at universities and hospitals. There can be no assurance that the Company will be able to compete effectively with these entities.

DEPENDENCE ON MAJOR CUSTOMERS

     For the fiscal year ended September 30, 1999, sales to Imatron accounted for almost seventy-five percent of the Company's revenue. In April 1999, the Company entered into a five-year product development and distribution agreement with Imatron whereby Imatron agreed to distribute complete AccuImage workstations with new sales of its EBT scanner.

     An advanced visualization and analysis workstation such as the Company's is generally required as an integral part of the EBT scanner installation, so the Company believes that sales to Imatron will continue to represent a large portion of the Company's revenue while other distribution channels and direct sales are developing and maturing. However there can be no assurance of the success of Imatron's own marketing and distribution channels, and no guarantee of revenue under the distribution agreement. Furthermore, there is competition from other independent vendors of visualization and analysis products even in the Imatron EBT scanner market, and the Company will need to maintain competitive development and marketing in the EBT market in the same way that it maintains competitive development and marketing in the market at large.

     A strong competitive advantage enjoyed by the Company in the EBT market in particular is that through the development and distribution agreement, Imatron's support, training, sales and marketing networks are working in the Company's favor. In turn, the Company is gaining invaluable feedback on the performance of its product in a highly demanding, day-to-day workflow environment. This is enabling the Company to rapidly mature the software in a well-supported environment that would otherwise not be available to a Company this size.

     Nevertheless, a reduction in orders from Imatron or any other future significant customers could have a material adverse effect on the Company's operating results.

                                      (10)

NEED FOR ADDITIONAL PERSONNEL

     The Company's ability to grow will depend in part upon its ability to attract and retain experienced professionals to staff a significant expansion of its activities. There can be no assurance that the Company will not need to hire additional management and other personnel which meets its long-term goals or that the Company will be able to find and attract qualified persons to fill such additional positions.

MANAGEMENT OF GROWTH

     The Company's business strategy involves rapid expansion during the next 18 months. This growth will place significant strain on AccuImage's' administrative, operational and financial resources and increase demands on its systems and controls. The Company's ability to manage its growth successfully will require it to develop improved systems and controls. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

PRODUCT LIABILITY

     The Company's business exposes it to potential product liability claims that are inherent in the manufacture and sale of medical devices, and as such the Company may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. The Company is in the process of obtaining product liability insurance coverage, however it does not currently maintain such coverage. There can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

PRODUCT RECALLS

     Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. The Company periodically receives reports from users of its products relating to performance difficulties they have encountered. While no serious issues have arisen to date, these or future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal office is located at 400 Oyster Point Blvd., Suite 114, South San Francisco, California 94080. The property is a seven-room suite of approximately 2,500 square feet. The property is leased from an unaffiliated third party for a period of two years ending January 2001 for an annual rental of $45,000 payable monthly in the amount of $3,750. The Company maintains tenant fire and casualty insurance on its property located in such building in an amount deemed adequate by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding.

                                      (11)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A)  MARKET INFORMATION

     The Company's common stock is currently traded in the over-the-counter securities market and quoted on the National Quotation Bureau's "Pink Sheets" under the symbol "AIDP". The common stock was previously traded on the NASD's OTC Bulletin Board but was delisted in August, 1999, because the Company was not in compliance with the OTC Bulletin Board eligibility rules. AccuImage filed a Form 10-SB with the SEC on June 30, 1999 and received comments from the SEC to which the Company is in the process of responding.

     The price range of high and low bids for the Company's common stock for the periods shown is set forth below:

            PERIOD                         HIGH                    LOW
            ------                         ----                    ---
     10/01/99 - 12/31/99                  1.1250                  .1250
     07/01/99 - 09/30/99                   .8750                  .1250
     04/01/99 - 06/30/99                   .6250                  .2800
     01/01/99 - 03/31/99                   .8125                  .2500
     10/01/98 - 12/31/99                   .9375                  .1875
     07/01/98 - 09/30/98                   .8125                  .2812
     04/01/98 - 06/30/98                  1.0000                  .4375
     01/01/98 - 03/31/98                   .6875                  .4062
     10/01/97 - 12/31/97                   .8125                  .3750
     08/01/97 - 09/30/97                  1.7500                  .5625

     (B)  STOCKHOLDERS

     As of February 8, 2000, there were approximately ninety-four listed shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

     (C)  DIVIDENDS

     The Company has never declared a cash dividend and does not intend to do so in the foreseeable future. Nevada Revised Statutes section 78.288 limits the Company's ability to pay dividends on its common stock if any such dividend would render the Company insolvent.

                                      (12)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

     The Company's fiscal year end falls on September 30th, and references to 2000, 1999, 1998 and 1997 discussed below refer to the years ending September 30th, 2000, 1999, 1998 and 1997 respectively.

REVENUE

     In fiscal year 1999, total revenue increased 139% to $1,059,138 in 1999 compared with $443,343 in 1998. These increases were almost entirely the result of increased sales of the Company's medical visualization and analysis software. In 1999, the Company successfully transitioned from distributing software developed by a third party and licensed to the Company, to distributing its own software that was developed in-house. The Company expects continued revenue growth in 2000, although this is a forward-looking statement and actual results could vary materially from Company expectations.

GROSS MARGIN

     The gross margin percentage increased to 77% in 1999 from 65% in 1998. The increase of the 1999 result over the 1998 result is primarily due to the Company's transition from distribution of a third party product to distribution of its own software, since license and royalty fees were no longer payable. During 2000, the Company will attempt to negotiate better discounts for the purchase of the underlying hardware and peripheral components that form part of its workstations, which it anticipates leading to improvement in the gross margin. This forward-looking statement will be influenced primarily by the Company's ability to secure favorable discounts along with the evolution of the Company's product line.

SALES AND MARKETING

     The Company's sales and marketing expenses were approximately $200,000 and $110,000 in 1999 and 1998, respectively. The increase largely reflects the cost of increased sales and marketing activity. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.

RESEARCH AND DEVELOPMENT

     The Company spent approximately $300,000 on research and development in 1999 and a similar amount in 1998. These costs are associated with the in-house development of the software that the Company is now distributing, and largely represents salaries and fees for software developers and independent contractors. The Company anticipates that software development costs will at least continue at this level and may increase if the Company is successful in further recruitment of software development expertise.

OPERATIONAL AND ADMINISTRATIVE

     Operational and administrative expenses were approximately $725,000 and $510,000 in 1999 and 1998, respectively. The increase includes significant compensation costs related to the resignation of the Company's former Chief Executive Officer as well as increased operational and administrative staff, and professional, legal and accounting fees. The Company believes that operational and administrative

                                      (13)
costs will increase in future if the Company is successful in its intention to recruit new staff and expand its operations in these areas. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

RESULTS OF OPERATIONS

     The increased expenses for sales, marketing, administrative and research and development offset the Company's increased revenues resulting in an operating loss of $523,331 in 1999. The operating loss in 1998 was $668,792.

LIQUIDITY AND CAPITAL RESOURCES

     The operating loss of $523,331 was funded in part by approximately $450,000 raised through equity financing under a Private Offering that closed in February 1999. The Company also secured a $100,000 loan in September 1998 through a private party, which was repaid before the end of September 1999. The Company currently holds $56,000 in notes payable, held since September 1998. On September 30th 1999, the Company had $34,201 in cash.

     During the next nine months, the Company anticipates that cash requirements will be met by a combination of operational income, bank financing and additional equity financing, however there can be no guarantee that such income and financing will be forthcoming and the inability of the Company to secure such capital would have a material adverse effect on the Company's business.

FOREIGN CURRENCY TRANSACTIONS

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

SHARE PRICE VOLATILITY

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

YEAR 2000 IMPACT.

     The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions with internal administrative and operational software, software

                                      (14)
developed by the Company, software integrated in the Company's products, and third-party systems to which the Company's products interface.

     With regard to internal use of software products, the Company inspected financial and accounting software vendors whose products are in use by the Company and reached a level of reasonable assurance that the software packages used by the Company would behave correctly after the onset of year 2000.

     With regard to software developed by the Company, the software development team adopted procedures to avoid potential issues and conducted "roll-forward" testing of the Company's products. Minor issues that arose during this testing were corrected far in advance of year 2000.

     With regard to software integrated into the Company's products, the Company took steps to determine what measures in terms of software upgrades and fixes needed to be taken in order to render all integrated software products year 2000 compliant and adopted the appropriate versions as part of its integration procedure. The Company's installed base was similarly updated.

     With regard to third-party systems to which the Company's products interface, the Company conducted a survey of the information transferred to its products from such third-party systems in collaboration with the manufacturers of these systems and modified its software in order to render them year 2000 compliant.

     To date, the Company's has not experienced any year 2000 issues with any of its internal systems or products, and it does not expect to experience any in the future. To date, its has not experienced any year 2000 issues related to any of its key third party suppliers, distributors and customers nor does it expect to experience any in the future. Costs associated with remediating the Company's internal systems and software were not material.

FORWARD-LOOKING STATEMENTS

     The discussion contained in this Item 6 and the prior section, Item 1, is "forward looking" as that term is contemplated by Section 27A of the Securities Act of 1933 and Section 12E of the Securities exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding future business operations and projected earnings from its products and services, which are subject to many risks.

     All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Form 10-KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Independent Auditors' Report ..................................       F-1
     Balance Sheet .................................................       F-2
     Statement of Operations .......................................       F-3
     Statement of Changes in Shareholders' Equity ..................       F-4

                                      (15)

     Statement of Cash Flows .......................................       F-5
     Notes to the Financial Statements .............................  F-6-F-18


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     From approximately April 1997 through August 1999, the Company's accountant was Schvaneveldt and Company of Salt Lake City, Utah. From August through December 1999, the Company's account was James R. Kerr CPA of San Mateo, California. In December, Berg & Company LLP of San Francisco, California became the Company's independent accountants. During the two most recent fiscal years, there have been no disagreements between the Company and their accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and their respective ages are as follows:

NAME                          AGE   POSITION
----                          ---   --------
Douglas P. Boyd, Ph.D.        58    Director and Chairman of the Board
                                    (appointed in 1997)

Alexander R. Margulis, M.D.   78    Director (appointed in 1998)

Chris Shepherd                53    Director, Acting Chief Financial Officer
                                    (appointed in 1997)

Robert Taylor, Ph.D.          31    Chief Executive Officer and Director
                                    (effective August 24, 1999)

Allen B. Poirson, Ph.D.       39    President, Chief Executive Officer and
                                    Director (resigned effective August 23,
                                    1999)

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Aside from expenses to attend the Board of Directors meetings, the Company has not compensated its directors for service on the Board of Directors or any committee thereof. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers. The Company does not have any standing committees at this time.

     DOUGLAS P. BOYD, PH.D, DIRECTOR. Dr. Boyd received a Bachelor of Science degree from the University of Rochester in 1963 and Doctor of Philosophy in Physics from Rutgers University in 1969. He was a member of the technical staff of the Bell Telephone Laboratories, Murray Hill, from 1968-1969. From 1969-1976 he was a Research Physicist at Stanford University. From 1976 to 1982 he was a Professor of Radiology at the University of California, San Francisco and, since that date and continuing presently, is an Adjunct Professor of Radiology with the University. From 1981 to present, he has been employed by Imatron Inc., a publicly traded Company he founded and a leading supplier of Ultrafast CT Scanners for general medical and cardiac diagnostic imaging. At Imatron Dr. Boyd served as CEO until 1988 and is currently Chairman of the Board and Chief Technology Officer. He is also a Director of InVision Technologies, Inc., a public Company that manufactures and sells an advanced scanner system for explosives detection in airport baggage. He has published more than 100 scientific and technical articles in the fields of medical imaging and related technology and holds numerous U.S. patents for his inventions including several patents in the field of CT scanning using fan beams, Xenon detectors, and scanning electron beams. He has been nominated for various awards in the fields of medical imaging and explosives detection including the Professor Sabino Di Rienzo International Award and the Conway Safe Skies Award.

                                      (16)

     ALEXANDER R. MARGULIS, M.D., DIRECTOR. Dr. Margulis graduated from Harvard Medical School with an M.D. degree in 1950, following which he performed his residency in Radiology at the University of Michigan, Ann Arbor, Michigan. He was admitted to the American Board of Radiology in 1954. Assistant Professor, University of Minnesota, Minneapolis. Assistant, Associate and Full Professor, Washington University, St. Louis. Professor & Chairman, Department of Radiology, University of California, San Francisco 1963-1989, 1980-1993 Professor of Radiology, Associate Chancellor & Special Projects Director, Magnetic Resonance Science Center. 1993-present Special Consultant to the Vice Chancellor for University Advancement & Planning, University of California, San Francisco, and Professor of Radiology. Seven (7) honorary doctorates Aix-Marseilles; Catholic University, Louvain Medical College of Wisconsin. Karolinska Institute,
Stockholm: University of Munich, Germany. University of Toulouse, France, University of Montpellier, France. Multiple gold medals. Multiple honorary memberships in radiologic societies throughout the world. Honorary Professor, Karolinska Institute. Foreign member, Serbia Academy of Arts & Sciences 1989. Foreign member, Russian Academy of Medical Sciences 1995. Senior member, Institute of Medicine. President, Society of Gastrointestinal Radiology 1972, Association University Radiologists, USA 1966. San Francisco Radiologic Society 1967. Society of Chairmen Academic Radiology Departments (SCARD) 1968. California Academy of Medicine 1979. Society of Magnetic Resonance in Medicine 1983-1984. Member of numerous editorial board of medical journals. Over 250 articles concerned with intestinal radiology, magnetic resonance imaging in magnetic resonance spectroscopy and radiologic and health policy issues. Most important books - Alimentary Tract Radiology, four (4) editions (C.V. Mosby, St. Louis), Clinical Magnetic Resonance Imaging, 1983, and Biomedical Magnetic Resonance Imaging, 1984 (both Radiology Research and Education Foundation). Scientific Director, STAR (Schering Training in Advances in Radiology) 1993. Chairman of the Board of the Medical Advisory Board, R-2 Technologies, Los Angeles, 1995.

     CHRIS R. SHEPHERD, DIRECTOR AND ACTING CFO. Mr. Shepherd was raised in Regina, Saskatchewan and attended University of Regina, matriculating in the B.A. Economics Program. From 1971 to 1981, he was an employee or independent distributor for a Toronto based international engineered building manufacturing Company. His current positions in private companies include President, Arco Structures Inc., an Alberta Company; President, Seacrest Development Corp., Surrey, B.C.; President, Olympic Silver Resources Inc., a Nevada Company; Director, Vanasia International Educational Consultancy Ltd., Vancouver, B.C. Mr. Shepherd has been involved in the financing, strategic planning, and marketing of syndicated real estate investment projects. He has been a consultant to several public companies requiring seed capital financing or investor relations consulting services.

     ROBERT TAYLOR, PH.D., CHIEF EXECUTIVE OFFICER. Dr. Taylor, age 31, is an accomplished developer and marketer of commercial software for PC-based visualization and analysis applications. He received both his B.S. (1990) and his Ph.D. (1996) in Physics from Imperial College of Science, Technology and Medicine, London, England, where his former career as a physicist resulted in numerous refereed publications on his computational and experimental research, particularly in the realm of three dimensional simulation and visualization. He also has over ten years of experience with commercial software development in a broad range of settings, from healthcare systems to computer games.

COMPLIANCE WITH SECTION 16(A)

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and any persons holding more than 10% of the outstanding common stock of the Company to file reports with the Commission concerning their initial ownership of common stock and any subsequent changes in that ownership.

                                      (17)

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1999, Dr. Boyd filed late one Form 3, Dr. Taylor filed late one Form 3, Mr. Shepherd filed late one Form 3, Mrs. Celestre filed late Form 3, and Dr. Margulis filed late one Form 3.

ITEM 10. EXECUTIVE COMPENSATION

     The Summary Compensation Table shows certain compensation information for the Chief Executive Officer and the Company's most highly paid executive officers (collectively referred to as the "Named Executive Officers"). Compensation data for other executive officers is not presented in the graphs because aggregate compensation for such executive officers does not exceed $100,000 for services rendered in all capacities during the fiscal year. This information includes the dollar value of base salaries, bonus awards, the number of SARs/options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate compensation paid by the Company to certain named individuals for services rendered during the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                                 Long Term Compensation Awards
-------------------------------------------------------------------------------------------------------------------
                                                                                    Restricted       Securities
Name and Principal                                                Other Annual         Stock         Underlying
Position                      Year      Salary        Bonus      Compensation(c)       Award        Options/SARs
-------------------------------------------------------------------------------------------------------------------
Allen B. Poirson,             1999      $93,333        -0-          $1,000              -0-          $82,250(e)
Former President and          1998      $70,000        -0-              -0-             -0-               -0-
Chief Executive Officer(a)
-------------------------------------------------------------------------------------------------------------------
Robert Taylor,                1999      $52,000        -0-              -0-             -0-          $19,850(e)
Chief Executive Officer(b)
-------------------------------------------------------------------------------------------------------------------

(a) Dr. Poirson was appointed President and Chief Executive Officer on June 15, 1998 and resigned effective August 23, 1999.

(b) Dr. Taylor was appointed Chief Executive Officer effective August 24, 1999. He was the Company's Chief Technology Officer from July 1, 1999 to August 23, 1999. Prior to that time, he was an independent contractor with the Company.

(c)  Represents the Company's matching contributions to its 401(k) plan.

(e) Represents vested options granted by the Company at the value of the exercise price.

     Effective August 23, 1999, Dr. Poirson resigned as a director and as President and Chief Executive Officer of the Company. The Company and Dr. Poirson entered into a Separation Agreement and General Release, whereby the Company agreed to pay Dr. Poirson a separation payment of $23,333.33 and awarded him 50,000 fully vested options in recognition of his services to the Company.

     Effective August 24, 1999, the Company appointed Robert Taylor, its Chief Technology Officer, as the Chief Executive Officer and a director. Pursuant to his Employment Agreement, Dr. Taylor is entitled to a base salary equivalent to $126,500, and he was granted an option to purchase 150,000 shares of the Company's common stock. Additionally, he is entitled to several incentive bonuses based on the Company's quarterly and annual revenues and net profit.

                                      (18)

     Additionally, the Company has various employment and consulting agreements with other non-named individuals that provide for issuance of the Company's stock options in exchange for services rendered to the Company.

STOCK OPTION PLAN

     During 1997, the Company started a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock. Under this plan, no option may be exercised after the expiration date of ten years from the date of grant and no option may be exercised as to less than one hundred (100) shares at any one time. There are two categories of options:
Incentive Stock Options (ISO) and Non-Qualified Stock Options (NSO).

     ISOs are granted to employees and the purchase price shall not be less than the Fair Market Value of the common stock share at the date of grant and no ISO shall be exercisable more than ten (10) years from date of grant except that in the case of any person who owns more than 10% of the voting power of all classes of stock, no ISO shall be exercisable more than five (5) years from date of grant.

     NSOs may be granted to any eligible participant. The purchase price shall not be less than 85% of the Fair Market Value of the shares at the time except that when the grantee owns more than 10% of the voting power of all classes of stock at the time of grant, the price is be 110% of the Fair Market Value of the shares at the time of the grant. No NSO shall be exercisable more than ten (10) years from the date of grant.

     In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The vesting period is usually related to the length of employment or consulting contract period, but is at the Board's discretion.

     As of September 30, 1999, the Company granted to its employees and other eligible participants, including executive officers, options exercisable for the Company common stock. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors. The Board intends to submit the Plan for approval by the shareholders at the next annual meeting.

                                      (19)

OPTIONS GRANTED IN THE LAST FISCAL YEAR

     The following table sets forth the option granted during the last fiscal year to each of the named executive officers of Company. No stock appreciation rights were granted.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
================================================================================
                                       Individual Grants
--------------------------------------------------------------------------------
                  NUMBER OF        % OF TOTAL
                  SECURITIES      OPTIONS/SARS     EXERCISE OR
                  UNDERLYING       GRANTED TO      BASE PRICE
                 OPTIONS/SARS     EMPLOYEES IN        ($/SH)    EXPIRATION DATE
       NAME       GRANTED (#)    FISCAL YEAR (a)

Allen Poirson       50,000             6.7%           $0.47          8/23/09

Robert Taylor        8,600             1.1%           $0.50        11/06/2008
                     3,000             0.4%           $0.50        11/26/2008
                     8,500             1.1%           $0.50        01/08/2009
                     6,000             0.8%           $0.50        04/06/2009
                     6,400             0.9%           $0.50        04/20/2009
                     3,000             0.4%           $0.50        05/28/2009
                   300,000            40.4%           $0.50        07/01/2009
                   150,000            20.2%           $0.56        08/24/2009

(a)  Based on 742,080 options granted to all employees and contractors.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.

     The following table sets forth the options exercised during the last fiscal year by named executive officer of Registrant.

                        AGGREGATED OPTIONS EXERCISED AND OPTION VALUES IN FISCAL YEAR 1999
===================================================================================================================
                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised       In-the-Money Options/SARs at
                                                         Option/SARs at FY-End                 FY-End ($)
                                                         ----------------------------------------------------------
                        SHARES
                      ACQUIRED ON        VALUE
      NAME            EXERCISE (#)    REALIZED ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
      ----            ------------    ------------       -------------------------    -------------------------
Allen Poirson             -0-              -0-                 175,000/0                         -0-

Robert Taylor             -0-              -0-              49,075/440,625                       -0-

COMPENSATION OF DIRECTORS

     Directors are reimbursed for expenses relating to attendance at Board of Directors meetings. There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director, although in fiscal year 1999, Dr. Margulis received $2,000 relating to his service as a director.

                                      (20)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information, to the best knowledge of the Company as of February 8, 2000, with respect to each person known by the Company to own beneficially more than 5% of any class of the Company's outstanding common stock.

                                                 Amount and Nature
                      Name and Address of          of Beneficial        Percent
  Title of Class        Beneficial Owner            Ownership(a)        of Class
  --------------        ----------------            ------------        --------

Common Stock         Douglas P. Boyd                  1,698,232(b)        17.4%
                     1115 Lakeview Drive
                     Hillsborough, CA 94010

Common Stock         Geraldine Celestre               1,135,732           11.7%
                     254 Loyola Drive
                     Millbrae, CA  94030

Common Stock         Chris Shepherd                     548,916(c)         5.6%
                     2317 150B Street
                     White Rock, BC  V4A 8B1

Common Stock         Chung Lew                          500,000            5.1%
                     c/o US Trust
                     114 West 47th Street
                     New York, NY  10036

(a) As of February 8, 2000, 9,748,200 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in the table is of record and beneficial. The term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contact, arrangement, understanding, relationship, or otherwise.

(b) Includes 1,485,732 shares owned directly and 187,500 vested stock options as of February 8, 2000 or within sixty days thereafter. Also includes 25,000 shares owned by Dr. Boyd's wife to which Dr. Boyd disclaims any beneficial interest.

(c) Includes 366,666 shares owned directly and 81,250 vested stock options as of February 8, 2000 or within 60 days thereafter. Also includes 101,000 shares owned by Mr. Shepherd's wife to which Mr. Shepherd disclaims any beneficial interest.

                                      (21)

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information, to the best knowledge of the Company as of February 8, 2000, with respect to the beneficial ownership of each officer and director, and all directors and executive officers as a group:

                                                 Amount and Nature
                    Name and Address of            of Beneficial        Percent
  Title of Class      Beneficial Owner              Ownership(1)        of Class
  --------------      ----------------              ------------        --------

Common Stock       Robert Taylor, Ph.D.                  55,450(2)         0.6%
                   c/o AccuImage Diagnostics Corp.
                   400 Oyster Point Blvd., #114
                   S. San Francisco, CA  94080

Common Stock       Douglas P. Boyd, Ph.D.             1,698,232(3)        17.4%
                   1115 Lakeview Drive
                   Hillsborough, CA  94010

Common Stock       Alexander R. Margulis, M.D.           71,250(4)         0.7%
                   504 EAST 63RD Street, Apt. 36R
                   New York, NY  10021

Common Stock       Chris Shepherd                       548,916(5)         5.6%
                   2317 150B Street
                   White Rock, BC  V4A 8B1

Common Stock       All directors and executive        2,373,848           24.4%
                   officers as a group (5 persons)

(1) As of February 8, 2000, 9,748,200 shares of common stock were issued and outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial. The term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contact, arrangement, understanding, relationship, or otherwise.

(2) Consists of vested stock options as of February 8, 2000 or within 60 days thereafter.

(3) Includes 1,485,732 shares owned directly and 187,500 vested stock options as of February 8, 2000 or within sixty days thereafter. Also includes 25,000 shares owned by Dr. Boyd's wife to which Dr. Boyd disclaims any beneficial interest.

(4) Includes 56,250 vested stock options, as of February 8, 2000 or within sixty days thereafter, and 15,000 shares owned by Dr. Margulis' wife to which Dr. Margulis disclaims any beneficial interest.

(5) Includes 366,666 shares owned directly and 81,250 vested stock options as of February 8, 2000 or within sixty days thereafter. Also includes 101,000 shares owned by Mr. Shepherd's wife to which Mr. Shepherd disclaims any beneficial interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) TRANSACTIONS DURING THE LAST TWO YEARS INVOLVING ANY DIRECTOR OR EXECUTIVE OFFICER OF THE COMPANY:

     Douglas P. Boyd, Ph.D., a director and greater-than-10% shareholder of the Company, is also Chairman of the Board of Imatron Inc., a New Jersey corporation, based in South San Francisco, California. Imatron is engaged in the business of providing imaging technology and services for its products and for the products of others. On April 14, 1999, Imatron and the Company entered into a Product Development, Distribution, and Warranty Support Agreement which provides for Imatron to be the distributor of AccuImage products to certain new Imatron customers and to be its provider of on-site

                                      (22)
corrective maintenance, warranty and customer support for such systems. Approximately, seventy-five percent of the Company's revenue in the fiscal year ended September 30, 1999 came from its development and distribution arrangement with Imatron. Dr. Boyd is not a party to the agreement nor was he involved in the negotiations between the Company and Imatron.

EXHIBITS

INDEX TO EXHIBITS

EXHIBIT NO.   EXHIBIT NAME
-----------   ------------

   2.1        Rescission and Transfer Agreement, dated June 30, 1998(1)

   2.2        Stock Allocation Agreement, dated June 30, 1998(1)

   3.1        Articles of Incorporation of Company, filed February 2, 1990(1)

   3.2 Certificate of Amendment of Articles of Incorporation of Company, filed June 27, 1996(1)

   3.3        Bylaws of the Company(1)

  10.1 Product Development, Distribution, and Warranty Support Agreement, dated April 14, 1999(1)

  10.2        Company 1998 Stock Option Plan(1)

  10.3        Company 1998 Stock Option Agreement(1)

  10.4        Poirson Employment Agreement(1)

  10.5        Separation Agreement and General Release between Company and Allen
              Poirson

  10.6        Robert Taylor Employment Agreement

  23.1        Consent of Schvaneveldt & Company, Certified Independent Auditors

  23.2        Consent of Berg & Company, Certified Independent Auditors

  27          Financial Data Schedule
--------------------------------------------------------------------------------
FOOTNOTES

(1) Incorporated by reference to the Company's Registration Statement on Form 10, filed June 30, 1999.

                                      (23)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACCUIMAGE DIAGNOSTICS CORP.


DATE: MARCH 10, 2000                  BY: /s/ ROBERT TAYLOR
                                          --------------------------------------
                                          Robert Taylor, Chief Executive Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERT TAYLOR                                             March 10, 2000
-----------------------------
    Robert Taylor, Ph.D.
    Chief Executive Officer and Director


/s/ DOUGLAS P. BOYD                                           March 7, 2000
-----------------------------
     Douglas Boyd, Ph.D.
     Chairman of the Board


/s/ CHRIS SHEPHERD                                            March 7, 2000
-----------------------------
     Chris Shepherd
     Chief Financial Officer and Director


/s/ ALEXANDER MARGULIS                                        March 7, 2000
-----------------------------
     Alexander Margulis, M.D.
     Director

                                      (24)

                           ACCUIMAGE DIAGNOSTICS CORP.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999











                                      (25)

                           ACCUIMAGE DIAGNOSTICS CORP.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



     Independent Auditors' Report                                       F-1

     Balance Sheet                                                      F-2

     Statement of Operations                                            F-3

     Statement of Changes in Shareholders' Equity                       F-4

     Statement of Cash Flows                                            F-5

     Notes to the Financial Statements                           F-6 - F-18

                                      (26)

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of AccuImage Diagnostics Corp.

We have audited the accompanying balance sheet of AccuImage Diagnostics Corp., a Nevada Corporation, as of September 30, 1999, and the related statement of operations, changes in shareholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended September 30, 1997 and 1998 were audited by another auditor, whose reports expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the amounts included for the years ended September 30, 1997 and 1998, is based solely on the reports of the other auditor.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AccuImage Diagnostics Corp. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Berg & Company, LLP
San Francisco, CA
February 15, 2000

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1999 AND 1998

                                     ASSETS
                                     ------
                                                            1999        1998
                                                         ----------  ----------
Current Assets
     Cash                                                $   34,201  $    2,117
     Accounts Receivable                                    172,125      17,226
     Employee Receivable                                     31,274          --
     Inventory                                               44,957      12,366
     Prepaid License Fees                                    16,370      81,850
     PREPAID EXPENSES                                         4,489       3,667
                                                         ----------  ----------
Total Current Assets                                        303,416     117,226

Property and Equipment, net of accumulated Depreciation      61,351      58,819

Other Assets
     Deposits                                                 3,820       4,318
     Deferred Private Offering Costs                             --      22,290
     Goodwill, net of accumulated Amortization              494,507     556,321
     Other Intangible Assets                                 60,216      77,846
                                                         ----------  ----------
Total Other Assets                                          558,543     660,775

         TOTAL ASSETS                                    $  923,310  $  836,820
                                                         ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
     Accounts Payable                                    $  146,376  $   19,181
     Accrued Payroll and Taxes                               71,464      11,623
     Accrued Expenses                                         5,332      74,629
     Product Warranty Reserves                               84,270      29,665
     Other Accrued Liabilities                                4,190       5,270
     Notes Payable - Other                                       --     100,000
     Shareholder Notes Payable                               56,500      56,500
                                                         ----------  ----------
Total Current Liabilities                                   368,132     296,868

Stockholders' Equity
     Common Stock Shares Authorized -
       Issued and Outstanding                                 9,748       8,732
     Additional Paid-In Capital                           1,740,662   1,223,268
     Retained Earnings                                   (1,195,232)   (692,048)
                                                         ----------  ----------
Total Stockholders' Equity                                  555,178     539,952
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  923,310  $  836,820
                                                         ==========  ==========

                 See accompanying notes and accountants' report.

                           ACCUIMAGE DIAGNOSTICS CORP.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                            1999          1998          1997
                                        -----------    ----------    ----------
Sales                                   $ 1,059,138    $  443,343    $       --
Cost of Sales                               246,793       151,195            --
                                        -----------    ----------    ----------

   Gross Profit                             812,345       292,148            --
Operating Expenses
   Bad debts                                 16,619            --            --
   Depreciation and amortization            112,599       210,219            --
   Salaries and wages                       551,120       245,945            --
   Employee Benefits                         64,361        37,061            --
   General and administrative expenses      131,415        70,107            --
   Legal and accounting                      59,525        36,935            --
   Interest                                   5,927         1,389            --
   Professional Consulting                  223,232       187,577            --
   Rent                                      41,221        40,654            --
   Marketing and promotion                  121,172       121,372            --
   Other Operating Expenses                   8,485        29,680            --
                                        -----------    ----------    ----------
Total Operating Expenses                  1,335,676       980,939            --

   Operating Income (Loss)                 (523,331)     (668,791)           --
Other Income and Expense
   Other Income                             (17,738)           --            --
   Interest Income                           (3,209)       (5,344)           --
                                        -----------    ----------    ----------
Total Other Income and Expense              (20,947)       (5,344)           --

   Income (Loss) Before Taxes              (502,384)     (683,447)           --

Provision for Taxes                            (800)         (800)         (800)
                                        -----------    ----------    ----------

   Net Income (Loss)                    $  (503,184)   $ (684,247)   $     (800)
                                        ===========    ==========    ==========
Earnings per share
     Basic                              $   (0.0530)   $  (0.0796)   $       --
     Diluted                            $   (0.0464)   $  (0.0739)   $       --

Shares Outstanding
     Basic                                9,496,905     8,593,333     4,037,100
     Diluted                             10,854,267     9,253,563     4,037,100


                 See accompanying notes and accountants' report.

                           ACCUIMAGE DIAGNOSTICS CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                               COMMON STOCK                           ACCUMULATED
                                                         ----------------------        PAID-IN         EARNINGS
                                                          SHARES         AMOUNT        CAPITAL         (DEFICIT)           TOTAL
                                                         ---------       ------       ----------       ----------        ----------
Balance-September 30, 1996                               3,592,100       $3,592       $    3,408       $   (7,000)       $       --

Stock sold through Private Placement                       990,000          990          989,010               --           990,000

Shares issued in acquisition of
Accuimage, Inc.                                          4,000,000        4,000          156,000               --           160,000

Net Loss for Fiscal Year Ended
September 30, 1997                                              --           --               --             (800)             (800)
                                                         ---------       ------       ----------       ----------        ----------

Balance-September 30, 1997                               8,582,100        8,582        1,148,418           (7,800)        1,149,200
                                                         ---------       ------       ----------       ----------        ----------

Shares Issued for cash                                     150,000          150           74,850               --            75,000

Net Loss for Fiscal Year Ended
September 30, 1998                                              --           --               --         (684,248)         (684,248)
                                                         ---------       ------       ----------       ----------        ----------

Balance-September 30, 1998                               8,732,100        8,732        1,223,268         (692,048)          539,952

Shares issued for cash                                     780,000          780          382,720               --           383,500

Shares issued for compensation                             236,100          236          134,674               --           134,910

Net Loss for Fiscal Year Ended
September 30, 1999                                              --           --               --         (503,184)         (503,184)
                                                         ---------       ------       ----------       ----------        ----------

Balance-September 30, 1999                               9,748,200       $9,748       $1,740,662       $(1,195,232)      $  555,178
                                                         =========       ======       ==========       ==========        ==========

                 See accompanying notes and accountants' report.

                           ACCUIMAGE DIAGNOSTICS CORP.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                     1999               1998                 1997
                                                                                  ---------          ---------          -----------
Cash Flows from Operating Activities
     Net Loss                                                                     $(503,184)         $(684,248)         $      (800)
     Adjustment to reconcile net loss to net cash net cash
       used by operating activities:
         Depreciation and amortization                                              112,599            210,219                   --
         Change in warranty reserve                                                  54,605                 --                   --
         Change in receivables                                                     (186,173)            80,499                   --
         Change in inventory                                                        (32,591)            23,208                   --
         Change in license rights                                                    65,480            (81,850)                  --
         Change in prepaid assets                                                      (822)             5,033                   --
         Change in deposits                                                             498             (3,917)                  --
         Change in accounts payable                                                 127,396             18,981                   --
         CHANGE IN ACCRUED EXPENSES                                                  (8,551)          (101,039)                  --
                                                                                  ---------          ---------          -----------
Net Cash Used by Operating Activities:                                             (370,743)          (533,114)                (800)

Cash Flow from Investing Activities:
     Acquisition of Accuimage, Inc.                                                      --                 --             (815,438)
     Investment in Property and Equipment                                           (37,873)            (7,741)                  --
                                                                                  ---------          ---------          -----------
Net Cash Used by Investing Activities                                               (37,873)            (7,741)            (815,438)

Cash Flow From Financing Activities:
     Note Payable Proceeds (Payments)                                              (100,000)           100,000
     Shareholder Note Proceeds                                                           --             56,500
     Sale of common stock                                                           518,410             75,000              990,000
     Stock issued for acquisition                                                        --                 --              160,000
     Deferred Private Offering Costs                                                 22,290            (22,290)
                                                                                  ---------          ---------          -----------
Net Cash Provided by Financing Activities                                           440,700            209,210            1,150,000
                                                                                  ---------          ---------          -----------

Net Increase (Decrease) in Cash                                                      32,084           (331,645)             333,762

Cash at Beginning of Year                                                             2,117            333,762
                                                                                  ---------          ---------          -----------

Cash at End of Year                                                               $  34,201          $   2,117          $   333,762
                                                                                  =========          =========          ===========

Interest Paid During the Year                                                     $   3,750          $   1,388          $        --
                                                                                  =========          =========          ===========

Non-Cash Activities:

     Non-cash compensation                                                        $ 134,910          $      --          $        --
                                                                                  =========          =========          ===========

Acquisition of Accuimage, Inc. - Stock Issued                                     $      --          $      --          $   160,000
                                                                                  =========          =========          ===========

                 See accompanying notes and accountants' report.

1)   ORGANIZATION

     The Company was organized on February 2, 1990, under the Laws of the State of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, The Company changed its the name to AccuImage Diagnostics Corp. (the Company).

     On September 30,1997, pursuant to a Stock Exchange Agreement, the Company acquired all of the outstanding shares of AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology which the Company had been licensing. Subsequent to the exchange, AccuImage, Inc. was dissolved.

     AccuImage Diagnostics Corp. is based in South San Francisco and is engaged in the development, marketing and sales of Internet enabled software used for medical data and interactive medical image visualization. The software, which runs on a personal computer, interprets images obtained from leading equipment manufacturers and imaging modalities (e.g. CT, MRI, Ultrasound).

     The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet, and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers (OEMs) of medical acquisition devices (e.g. GE, Siemens, Imatron) a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems (PACs) a medical diagnostic software package that complements and enhances their existing product line.

2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

     The Company presents its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

     RECLASSIFICATION OF FINANCIAL STATEMENTS PRESENTATION

     Certain reclassifications have been made to the September 30,1998 fiscal year ending financial statements to conform to September 30, 1999 fiscal year ending financial statement presentation. Such reclassifications had no effect on net income as previously reported.

     FISCAL YEAR

     The Company has a fiscal year that ends on September 30. Fiscal years 1999, 1998 and 1997 ended on September 30, 1999, September 30, 1998 and September 30, 1997 respectively.

     CONCENTRATION OF CASH

     The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of September 30, 1999 were $34,201.

     CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid securities purchased with maturity of three months or less to be cash equivalents. As of September 30, 1999, there are no cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and Equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

     LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable.

     INTANGIBLE ASSETS

     Purchased technology and other intangible assets, (software and intellectual property licenses) are amortized on a straight-line basis over the expected periods to be benefited, generally five to ten years. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses the fair value to determine the amount of these intangible assets that should be written off.

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes certain software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development until technological feasibility has been established for the product or enhancement. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Software development costs are amortized on a product basis at the greater of the amounts computed using (a) the ratio of current gross revenues for a product or enhancement to the total current and anticipated future gross revenues for that product or enhancement, or
     (b) the straight-line method over the remaining estimated economic life of the product or enhancements, not to exceed five years. The Company evaluates the net realizable value of its software development costs at each period end using undiscounted estimated future net operating cash flows expected to be derived from the respective software product or enhancement. If such evaluation indicates that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

     WARRANTY RESERVE

     Based upon historical costs and its sales agreements, the Company maintains a reserve of 8% of product sales to cover anticipated warranty costs related to software sold. This reserve is continually compared to actual costs by management and revised as necessary.

     ADVERTISING COSTS

     The Company expenses advertising costs as they are incurred. Advertising expenses were $1,490 and $10,618 for the fiscal years ended on September 30, 1999 and 1998, respectively.

     SOFTWARE REVENUE AND COSTS

     According to SOP 97-2 "Software Revenue Recognition", revenue is recognized when the receipt of payment is probable, the selling price is known, the software has been delivered, and the contract is enforceable. The company follows these guidelines to recognize revenue. Research and Development costs related to both future and present products are charged to expense as incurred.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

     USE OF ACCOUNTING ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     The actual results with regard to warranty expenditures could have a material impact on financial statements of the Company if the actual rate of unit failure is greater than estimated by the Company in the calculation of its warranty reserve.

     COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company, however, does not have any components of comprehensive income
     (loss) as defined by SFAS 130 and therefore, for the years ended September 30, 1999, 1998 and 1997 comprehensive loss is equivalent to the Company's net loss.

     NET LOSS PER SHARE

     The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with "basic EPS," and fully diluted EPS with "diluted EPS." It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The dilutive EPS calculation gives effect to all dilutive potential common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock based compensation plan based on accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending September 30, 2000. The Company does not believe that the adoption of the provisions of SFAS No. 133 will have a material impact on its financial position or results of operations.

     The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

3)   RELATED PARTY TRANSACTIONS

     Douglas Boyd, Ph.D. is the Chairman of The Board of Directors and a shareholder in the Company. Mr. Boyd is also a member of the Board of Directors of Imatron Inc. and a shareholder in Imatron Inc.

4)   ACCOUNTS RECEIVABLE - TRADE

     Accounts receivable - trade is net of allowance for doubtful accounts of $16,619 and consists of the following at September 30, 1999:

                                  AMOUNT        PERCENTAGE
                                  ------        ----------
           Customer A            $ 83,767           49%
           Customer B              51,457           30%
           Customer C              18,917           11%
           ALL OTHERS              17,984           10%
                                 --------          ---
                                 $172,125          100%
                                 ========          ===

     As of September 30, 1999, the Company was owed $83,767 for sales to another entity controlled and owned in part by Company stockholders.

5)   INVENTORIES

     Inventories consist of personal computer components of $44,597 and $12,366 for the years ended September 30, 1999 and 1998, respectively.

6)   PREPAID LICENSING FEES

     The Company held an Exclusive Licensing agreement with Neo Imagery Technology, Inc. (NIT), which expired on September 17, 1998. The Company prepaid license fees to NIT and expenses the fees as it sold the related products. The remaining license fees will be expensed during fiscal 2000. Licensing fees under this agreement were $65,480 and $132,961 for the years ended September 30, 1998 and 1999, respectively.

7)   PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following at September 30:

                                                     1999            1998
                                                   --------        --------
            Computers & Equipment                  $ 58,987        $ 34,135
            Furniture & Fixtures                     32,193          19,172
            SOFTWARE                                 30,349          30,349
                                                   --------        --------
            Less Accumulated Depreciation           (60,178)        (24,836)
                                                   --------        --------
                                                   $ 61,351        $ 58,820
                                                   ========        ========

     The useful lives of all assets are estimated to be 5 years. Depreciation expense for the periods ended September 30, 1999, 1998 and 1997 was $35,340, $9,360 and $-0- respectively.

8)   DEFERRED PRIVATE OFFERING COSTS

     Professional fees associated with a private equity financing were charged to equity, as units in the offering were sold.

9)   INTANGIBLE ASSETS

     Intangible assets consist of the following at September 30:

                                                      1999            1998
                                                   ---------       ---------
            AccuImage Software                     $ 125,716       $ 125,716
            License Fees                              15,200          15,200
                                                   ---------       ---------
                                                   $ 140,916       $ 140,916
            Less Accumulated Amortization            (80,700)        (63,070)
                                                   ---------       ---------
                                                   $  60,216       $  77,846
                                                   =========       =========

     Amortization expense for the periods ended September 30, 1999, 1998 and 1997 was $13,470, $200,859 and $ -0- respectively.

     ACCUIMAGE SOFTWARE

     On September 30,1997, the Company acquired AccuImage Inc. which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to the AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

     The Company subsequently assumed all the rights under the license agreement when AccuImage Inc. was acquired. The value of the software was capitalized as part of the purchase price of AccuImage, Inc. as is being amortized over its expected useful life of 10 years,

     On November 1, 1998, the developer of the software, pursuant to an employment settlement, transferred all rights in the software to the Company.

     OTHER LICENSE FEES

     Included in other license fees is a $10,000 fee the Company paid to National Science and Technology Development Agency, Bangkok Thailand, for a License to act as an "Exclusive authorized reseller" of hardware and software known as CalScore 1.0. The license, which commenced February 17, 1997, is being amortized over its term of 5 years.

10)  NOTES PAYABLE

     NOTES PAYABLE - OTHER

     The Company borrowed $100,000 in 1997 on a short-term note. The note bore interest of 12% per annum and was due upon demand. The note was repaid during the year ended September 30, 1999.

     SHAREHOLDERS NOTE PAYABLE

     The Company has notes payable to a number of shareholders. These notes bear a 5% interest rate and are due upon demand. The balances of the notes payable at September 30, 1999 and 1998 were $56,500 and $56,500, respectively.

     Interest expense on all notes payable for the periods ended on September 30,1999 and 1998 was $5,928 and $1,389 respectively.

11)  STOCKHOLDERS' EQUITY

     Starting in August 1998, the Company commenced a private placement offering which offered for sale up to 1,200,000 Units at $0.80 per Unit. Each Unit consists of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.00 per share, subject to adjustment.

     The common stock and the warrants are separately transferable. Each warrant will be immediately exercisable upon issuance and shall remain exercisable for a period of five years from its date of issuance. The Company may call all of its warrants for redemption at $0.01 per warrant commencing one year from the date of closing of the offering. The minimum purchase per investor is 31,250 Units ($25,000) except that the Company in its sole discretion may accept subscriptions for fewer Units. Thirteen individuals purchased 930,000 Units as of September 30, 1999.

     A summary of the Company's outstanding warrants as of September 30, 1999 and 1998 is presented below:

            Outstanding at September 30, 1997                     --

            Issued                                           150,000

            Outstanding at September 30, 1998                150,000

            Issued                                           780,000
                                                             -------
            Outstanding at September 30, 1999                930,000
                                                             =======

12)  PRODUCT DEVELOPMENT, DISTRIBUTION, AND WARRANTY SUPPORT AGREEMENT

     On April 14, 1999, the Company entered into a five year agreement with Imatron Inc., a New Jersey Corporation and related party, which allows Imatron to be the exclusive authorized distributor and service provider of the Company's products to Imatron's new customers. Imatron is responsible for promotion, installation, sales, and applications training of all hardware and software products distributed by them.

     Under the agreement, the Company continues to provide service to the prior installed base of Imatron customers and can still solicit sales from these customers for new products. The Company agrees not to sell below the published selling price of its products to these customers without the prior review and written approval of Imatron. The Company provides Imatron with a 30% discount from the Company's published software prices

     For Company's products sold by Imatron, Imatron provides on-site applications training and installation. Each sale includes a one-year warranty that covers parts and on-site service and phone support plan. The Company agrees to further pay Imatron 5% of the selling price of the Company's products purchased by Imatron to offset these costs

     For single sales over $40,000, the Company offers an additional one-year warranty that covers parts and on-site service performed by Imatron. The Company will pay an additional 5% of product's list selling price to Imatron for providing these services

13)  CONCENTRATIONS

     The Company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies which are in the business of manufacturing and selling medical equipment and devices.

     The Company derived $750,134 in revenues from Imatron Inc., another entity controlled and owned in part by Company stockholders.

14)  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company has no litigation pending.

     EMPLOYMENT AND CONSULTING AGREEMENTS

     In June 1998, the Company entered into an agreement with its then President under which the President was to receive $140,000 per year and an annual bonus of up to $60,000 based on criteria mutually agreed upon. Under the agreement, either party may terminate the agreement upon thirty days written notice without cause. On August 23, 1999, the President resigned and the parties jointly agreed to a severance agreement.

     In June 1999, the Company entered into an agreement with its Chief Technology Officer. The agreement included an annual salary of $110,000, health and retirement benefits and 300,000 stock options. In August 1999, the Chief Technology Officer assumed the position of Chief Executive Officer, and was granted a salary of $126,500 and was given an additional 150,000 stock options.

     The Company has various employment and consulting agreements less material in nature that provide for issuance of the Company's stock options in exchange for services rendered to the Company. These agreements relate primarily to professional services rendered in connection with product development, sales and technical support.

     LEASES

     On January 22, 1998, the Company entered into a three-year operating lease agreement for its main operating facility located at 400 Oyster Point Blvd in South San Francisco, CA with Kashiwa Fudosan America, Inc, a California Corporation. The commencement date of the lease is February 1, 1998, and the expiration date is January 31, 2001. Rent expense under this lease agreement was $41,221 and $40,654 for the fiscal years ended on September 30, 1999 and 1998 respectively. Minimum rental commitments under this lease agreement are payable as follows:

          Fiscal Year Ended September 30,

                  2000                  $45,534
                  2001                  $15,280

15)  STOCK OPTION PLAN

     During 1997, the Company started a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock.

     Under this plan, no option may be exercised after the expiration date of ten years from the date of grant and no option may be exercised as to less than one hundred (100) shares at any one time. There are two categories of options: Incentive Stock Options (ISO) AND Non-Qualified Stock Options
     (NSO).

     ISOs are granted to employees and the purchase price shall not be less than the Fair Market Value of the common stock share at the date of grant and no ISO shall be exercisable more than ten (10) years from date of grant except that in the case of any person who owns more than 10% of the voting power of all classes of stock, no ISO shall be exercisable more than five (5) years from date of grant.

     NSOs may be granted to any eligible participant. The purchase price shall not be less than 85% of the Fair Market Value of the shares at the time except that when the grantee owns more than 10% of the voting power of all classes of stock at the time of grant, the price is be 110% of the Fair Market Value of the shares at the time of the grant. No NSO shall be exercisable more than ten (10) years from the date of grant.

     In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended September 30:

                                                          1999           1998
                                                       ---------      ---------
            Net loss:
               As reported                             $(503,184)     $(684,248)
               Pro forma                               $(646,876)     $(721,562)
            Basic and diluted loss per common share:
               As reported:
                 Basic                                 $  (.0530)     $  (.0796)
                 Diluted                               $  (.0464)     $  (.0739)
               Pro forma:
                 Basic                                 $  (.0681)     $  (.0840)
                 Diluted                               $  (.0596)     $  (.0780)

     Options are granted at prices are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.0%, and expected life of 3 to 5 years; 1998: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 5.3%, and expected life of 5 years.

     A summary of the status of the Company's stock option plan as of September 30, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                           1999         1998
                                                     ----------    ---------
            Balance at beginning of year              1,264,200           --
            Granted                                     827,080    1,264,200
            Exercised                                        --           --
            Forfeited/cancelled                        (645,000)          --
                                                     ----------    ---------
            Outstanding at year end                   1,446,280    1,264,200

            OPTIONS EXERCISABLE AT YEAR END             474,405      132,325
            Weighted average fair value of options   ==========    =========
            Granted During the Year                       $0.43        $0.28
                                                          =====        =====

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     As of September 30, 1999, the Company granted to its employees and other eligible participants options exercisable for the Company common stock. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

16)  ACQUISITION OF ACCUIMAGE, INC.

     On September 30, 1997, the Company completed the acquisition of all outstanding shares of AccuImage, Inc., a provider of software and services for the medical imaging, through the issuance of 4,000,000 shares of the Company's common stock. The acquisition was accounted for as a purchase in accordance with provisions of APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

     The total purchase price of the acquisition was $815,438. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by the Company:

            Current Assets                                $  141,219
            Equipment                                         62,519
            License Rights and other
            Purchased Technology                             213,425
            Other Assets                                         401
            Goodwill                                         618,115
                                                          ----------

            Total Assets Acquired                         $1,035,679
                                                          ----------

            Liabilities Assumed                           $  220,241
                                                          ----------

     Among the factors considered in determining the amount of the allocation of the purchase price to the assets acquired various factors such as estimating the stage of development of the software acquired and the investments necessary to bring the technology to market. The intangibles, including the value of purchased technology, software use licenses, and other intangibles will be amortized on a straight-line basis over 5-10 years.

     UNAUDITED PRO FORMA DISCLOSURES OF ACQUISITIONS.

     The following unaudited pro forma consolidated results of operations give effect to the acquisition of AccuImage, Inc. as if it occurred as of the beginning of the period:

                                                              1997
                                                        ----------
            Net revenue                                 $  365,296
            Net income (loss)                           $ (460,949)
            Net loss per share - basic and diluted      $  (0.1142)

            Shares used in per share calculation -
              basic and diluted                          4,037,100

17)  FOREIGN OPERATIONS:

     The Company has had revenue from sources outside the United States; all sales were accounted for in U.S. dollars.

            Country                              1999          1998
                                               --------      -------
            Germany                            $ 93,128           --
            India                              $ 19,975           --
            Taiwan                                   --      $40,000
            Thailand                           $    504      $    --
                                               --------      -------
            Total Foreign Sales                $113,607      $40,000
                                               ========      =======

18)  INCOME TAXES

     Significant components of the provision for taxes based on income for the years ended September 30 are as follows:

                                                      1999      1998
                                                      ----      ----
            Current tax expense
                 Federal                              $ --      $ --
                 State                                 800       800
                                                      ----      ----
                                                       800       800
            Deferred tax expense
                 Federal                                --        --
                 State                                  --        --
                                                      ----      ----
            Provision for Income Taxes                $800      $800
                                                      ====      ====

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30 is as follows:

                                                        1999        1998
                                                       -----       ------
            Income tax provision (benefit)
            computed at federal statutory rate          34.0%        34.0%
            State                                        8.8%         8.8%
            Increase in valuation allowance            (42.8%)      (42.8%)
            Total                                        0.0%         0.0%

     Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                       1999         1998
                                                    ---------    ---------
            Deferred tax asset
                 Net operating loss carryforwards   $ 656,625    $ 466,948
                 Allowance for warranty costs          36,104       12,708
                 Depreciation/amortization             23,617       19,152
                 Other Accruals and Allowances         18,037           --
                                                    ---------    ---------
                                                      734,383      498,808
            Deferred tax liability
                 Deferred State Income Tax            (51,713)     (34,996)
                                                    ---------    ---------
                                                      685,367      463,812
            Valuation Allowance                      (685,367)    (463,812)
                                                    ---------    ---------
                                                    $      --    $      --
                                                    =========    =========

     At September 30, 1999, the Company has approximately $1,532,737 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019.

     The Company has elected to fully reserve the benefit of tax carryforwards until such time as it is able to reasonably expect to realize those benefits.

19)  GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $503,184 and $684,248 for the years ended December 31, 1999 and 1998, respectively. In addition, the Company continues to use, rather than provide, cash from its operations and had negative working capital of $64,716 at September 30, 1999.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management's agreement with Imatron (a related party) has greatly increased the sales of Company's software products. Imatron is a public company that produces a tomographic scanner and has agreed to sell the Company's software along with its products. Additionally, the Company received FDA approval of its software.

     Additionally, subsequent to year end, the Company has obtained enough additional capital to insure that it will have sufficient resources to achieve sustainable profitability.

20)  YEAR 2000 ISSUE

     The year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

     The Company believes that the software applications that it uses or has developed are year 2000 compliant. To the extent that any of these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possible replacement of such source code or applications will be necessary.

     The Company is currently unable to predict the extent to which the year 2000 issue will affect its customers because of the unprecedented nature of the year 2000 issue.

     The final impact on the Company, if any, cannot be determined.