Form 10QSB
period 1999-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2000-03-23
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

              Nevada                                                            33-0713615
-------------------------------------                               -------------------------------
    (State or other jurisdiction of                                     (I.R.S. Employer
    incorporation or organization)                                   Identification Number)

400 Oyster Point Blvd., Suite 114, South San Francisco, California         94080-1917
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

                    Issuer's telephone number: (650) 875-0192

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                                 Yes _X_    No ___

The number of shares outstanding of the issuer's common stock was 9,748,200 shares of common stock, par value $.001, as of March 17, 2000. No shares of Preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes___    No _X_

                           ACCUIMAGE DIAGNOSTICS CORP.
                           ---------------------------

                                   Form 10-QSB
                                December 31, 1999

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 2

             Balance Sheets as of December 31, 1999 (unaudited) and
               September 30, 1999                                             3

             Statements of Operations for the Three Months
               Ended December 31, 1999 and 1998 (unaudited)                   4

             Statements of Cash Flow for the Three Months
               Ended December 31, 1999 and 1998 (unaudited)                   5

             Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of

             Financial Condition or Plan of Operations                        8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security-Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    12



Signature.........                                                           12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
              DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999

                                                    DECEMBER 31, 1999   SEPTEMBER 30, 1999
                                                    -----------------   ------------------
                                                     (unaudited)
ASSETS

Current Assets
    Cash                                               $   170,782       $    34,201
    Accounts Receivable                                    164,428           188,744
    Less Allowance for Doubtful accounts                   (16,619)          (16,619)
     Other Receivables                                        --              31,274
    Inventory                                               29,610            44,957
     repaid Insurance
    Prepaid Insurance                                         --                 745
     Prepaid Rent                                             --               3,744
    Prepaid License Fees                                    16,370            16,370
                                                       ---------------   --------------
Total Current Assets                                       364,572           303,416
Property and Equipment                                      56,426            61,351
Other Assets
    Security Deposits                                        3,820             3,820
    Deposits & License Fees                                125,716           125,716
    License TECH                                             5,200             5,200
    License Fee NECTEC                                      10,000            10,000
    Less Accumulated Amortization                          (84,619)          (80,700)
    Goodwill                                               618,140           618,140
    Acc. Amort-Goodwill                                   (139,087)         (123,633)
                                                      ---------------   --------------
Total Other Assets                                         539,171           558,543
       TOTAL ASSETS                                    $   960,168       $   923,310
                                                     ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
        Accounts Payable                                $   132,029      $   146,376
       Product Warranty Reserve                            125,147            84,270
       Sales Tax Payable                                       920             4,191
       Wages & Payroll taxes Payable                        40,761            71,464
       Other Accrued Expenses                                5,332             5,332
       Notes Payable-related party                          56,500            56,500
                                                       ---------------   --------------
Total Current Liabilities                                  360,690           368,132

Stockholders' Equity
    Preferred Shares - $0.001 Par Value; 10,000,000
        shares Authorized; None issued or outstanding        --                --
    Common Shares - $0.001 Par Value; 50,000,000
       Authorized; 9,748,200 issued and outstanding
       on December 31, 1999 and September 30, 1999            9,748             9,748
    Paid-In-Capital                                       1,740,662         1,740,662
    Accumulated Deficit                                  (1,150,932)       (1,195,232)
                                                       ---------------   --------------
Total Stockholder's Equity                                  599,478           555,178

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   960,168       $   923,310
                                                      ================   ==============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           ACCUIMAGE DIAGNOSTICS CORP
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE PERIOD OCTOBER 1, 1999 TO DECEMBER 31, 1999
             and FOR THE PERIOD OCTOBER 1, 1998 TO DECEMBER 31, 1998


                                                   December         December
                                                   31, 1999         31, 1998
                                               ---------------  ----------------
                                                  (unaudited)     (unaudited)


Revenues                                        $   875,461       $  205,847
Cost of Goods Sold                                  486,659           37,762
                                               ---------------  ----------------
Gross Profit                                        388,802          168,085
Selling, General and Administrative Expenses        345,656          228,691
                                               ---------------  ----------------
Operating Income (Loss)                              43,146          (60,606)
                                               ---------------  ----------------
Other Income and Expenses
    Interest Income                                     954              508
    Other Income                                        200           --
                                               ---------------  ----------------
Total Other Income and Expenses                       1,154              508
                                               ---------------  ----------------

Net Income ( Loss)                              $    44,300       $  (60,098)
                                               ===============  ================

Income (Loss) per share - Basic                 $    0.0045       $  (0.0067)
Income (Loss) per share - Diluted               $    0.0039       $  (0.0059)

Weighted Shares Outstanding
    Basic                                         9,748,200        8,909,546
    Diluted                                      11,271,366       10,205,572

                          ACCUIMAGE DIAGNOSTICS CORP
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
               FOR THE PERIOD OCTOBER 1, 1998 TO DECEMBER 31, 1998
            and THE PERIOD FROM OCTOBER 1, 1999 TO DECEMBER 31, 1999

                                                        December      December
                                                        31, 1999      31, 1998
                                                     -------------  ------------
                                                      (unaudited)    (unaudited)

Cash Flows from Operating Activities
    Net Cash used by Operating Activities:            $ 136,582       $(133,335)

Cash Flow from Investing Activities:
    Investment in Property and Equipment                   --             6,510
     Cash from Subsidiary                             ------------  ------------

     Net Cash Provided (Used) by Investing
           Activities                                      --             6,510
                                                      ------------  ------------

Cash Flow From Financing Activities:
     Proceeds from Short-Term Debt                         --              --
     Repayment of Short-Term Debt                          --           (30,000)
     Proceeds from sales of Stock                          --           233,500

     Net Cash Provided (Used) by Financing
          Activities                                       --           203,500
                                                      ------------  ------------
Increase (Decrease) in Cash                              136,582         76,675

Cash at Beginning of Year                                 34,201          2,117
                                                      ------------   ----------

Cash at End of Year                                   $  170,783      $  78,792
                                                      ============   ===========

Supplemental Disclosure:
     Interest Paid                                     $    --           --
     Income Taxes-Franchise tax                        $    --           --
     Compensation paid in shares (Non-Cash)            $    --         10,770





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(1)      Significant Risks

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $503,184 and $684,248 for the years ended December 31, 1999 and 1998, respectively.

         These factors raise substantial doubt about the Company's ability to continue as a going concern if it is unable to raise sufficient capital to fund its on-going operations. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to raise sufficient capital to fund its working capital requirements until the Company can generate sufficient sales volume to cover its operating expenses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management's agreement with Imatron (a related party) has greatly increased the sales of the Company's software products and as a result the Company had a profitable quarter for the three months ended December 31, 1999. Imatron is a public company that produces a tomographic scanner and has agreed to sell the Company's software along with its products. During the last fiscal year, the Company received FDA approval of its software.

         Additionally, the Company has commitments from a group of investors to obtain enough additional capital to insure that it will have sufficient resources to achieve its strategic objectives for the fiscal year ended September 30, 2000.

(2)      Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Certain matters raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the Company operates under extreme liquidity constraints and, because of recurring losses must continue to raise additional capital. Management's plan in regard to these matters is described above. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at December 31, 1999, the results of its operations for the three months ended December 31, 1999 and the cash flow for three months ended December 31,1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1999 Form 10-KSB. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

(3)      Interim Period Cost of Goods Sold

         Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciliations of the perpetual inventory record to periodic and annual physical inventory observations.

(4)      Income Taxes

         Significant components of the provision for taxes based on income for the three months ended December 31, 1999 and 1998 are as follows:

                                          1999             1998
                                        -------         --------
         Current tax expense
                  Federal               $      0        $       0
                  State                      200              200
                                        --------        ---------
                                             200              200

         Deferred tax expense
                  Federal                      0                0
                  State                        0                0
                                        --------        ---------

         Provision for income taxes       $  200           $  200
                                          ======           ======


         At September 30, 1999, the Company has approximately $1,532,737 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019.

         The Company has elected to fully reserve all tax benefits until such time as it is able to reasonably expect to realize those benefits.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on March 20, 2000.

          AccuImage is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography, magnetic resonance, and ultrasound through the application of three-dimensional computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required to interpret the native images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

REVENUE
-------

         For the three months ended December 31, 1999, revenue increased
425% to $875,461 compared with $205,847 in 1998. This increase was almost entirely the result of increased sales of the Company's medical visualization and analysis software. During 1999, the Company successfully transitioned from distributing software developed by a third party and licensed to the Company, to distributing its own software that was developed in-house. This transition was completed prior to the first quarter of fiscal year 2000, and the first quarter results reported here are entirely related to sales of the Company's own software.

GROSS MARGIN
------------

         The gross margin percentage for the quarter was 44% compared to 81% for the same period in fiscal year 1999. This decrease in gross margin is a transitional effect due to two major factors. Firstly, under its agreement with Imatron Inc., the Company was obliged to provide up to 15 software-plus-hardware systems to Imatron at a transfer price equal to the hardware cost plus 10%, provided these systems were used by Imatron to replace certain existing workstations previously supplied by Imatron to its customers during a specified time period. Imatron exercised its option to all 15 systems during the quarter, and no profit was realized on these systems. Secondly, during Q1 the Company enjoyed a significant increase in the number of orders received, and as a result, goods for resale were purchased during the quarter which were intended to be used to fulfill orders due to be shipped during the next quarter. No such increase in stock was required nor took place during earlier quarters, and hence the gross margin was temporarily affected while the Company adjusted to the new level of activity being experienced.

SALES AND MARKETING
-------------------

         The Company's sales and marketing expenses for the first quarter of fiscal year 2000 were $83,998 compared to approximately $110,000 for the entire prior fiscal year 1999. The increase reflects the cost of increased sales and marketing activity. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.

RESEARCH AND DEVELOPMENT
------------------------

         The Company spent $58,836 on research and development activities during the quarter, compared with approximately $75,000 for the same quarter in the prior fiscal year. The reduction in research and development outlay is largely related to the transition of one member of the research and development team into a management role, although the Company anticipates that software development costs will increase as the Company recruits personnel with software development expertise. The Company does not perceive any reduced need for research and development effort since maintenance of a competitive position in the marketplace in which the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE
------------------------------

         Operational and administrative expenses were $202,818 for the first quarter compared to an estimated $181,250 for the same quarter in the previous year. The increase reflects the Company's additional support requirements, which developed over the interim period due to the increased sales activity. The Company believes that operational and administrative costs will increase in the future if the Company continues to be successful in its efforts to recruit qualified new staff. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

RESULTS OF OPERATIONS
---------------------

         Despite the increased expenses for sales, marketing, operations and administration, the Company's increased revenues resulted in an operating profit of $44,300 in the first quarter of fiscal year 2000. This is the first quarter in which the Company has reported an operational profit. In 1999 and 1998, the Company experienced operating losses of $460,938 and $626,778, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The operating profit was funded entirely by sales revenue and in no part by equity financing. The Company has held $56,500 in notes payable since September 1998. On December 31, 1999, the Company had $170,782 in cash and $164,428 of accounts receivable. Accounts payable totaled $132,029.

         The Company anticipates that cash requirements for the remainder of the year will be met by a combination of sales income and additional equity financing. However there can be no guarantee that such income and financing will be forthcoming and the inability of the Company to secure such capital could have a material adverse effect on the Company's business.

FOREIGN CURRENCY TRANSACTIONS
-----------------------------

         All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION
---------

         Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

SHARE PRICE VOLATILITY
----------------------

         During the quarter, the Company's share price experienced a period of volatility followed by a period of relative stability during the second half of the quarter. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

YEAR 2000 IMPACT.
-----------------

         The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions with internal administrative and operational software, software developed by the Company, software integrated in the Company's products, and third-party systems to which the Company's products interface.

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

         To date, the Company has not experienced any year 2000 issues with any of its internal systems or products, and it does not expect to experience any in the future. Additionally, it has not experienced any year 2000 issues related to any of its key third party suppliers, distributors and customers nor does it expect to experience any in the future. Costs associated with remediating the Company's internal systems and software were not material.

FORWARD-LOOKING STATEMENTS
--------------------------

         The discussion contained in this Management Discussion & Analysis is "forward looking" as that term is contemplated by Section 27A of the Securities Act of 1933 and Section 12E of the Securities exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding future business operations and projected earnings from its products and services, which are subject to many risks.

         All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes In Securities

         Not applicable.

Item 3   Defaults Upon Senior Securities

         Not applicable.

Item 4   Submission Of Matters To A Vote Of Security Holders

         Not applicable.

Item 5   Other Information

         None.

Item 6   Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  No. 23 - Consent of Certified Independent Accountant

                  No.  27 - Financial Data Schedule as of December 31, 1999.

         (b) Form 8-K Reports: On December 29, 1999, the Company filed a report on Form 8-K announcing a change of the Company's independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ACCUIMAGE DIAGNOSTICS CORP.

March 22, 2000

                                                  /S/ ROBERT TAYLOR
                                                  -----------------------------
                                                      Robert Taylor, Ph.D.
                                                      Chief Executive Officer