Form 10QSB
period 2000-03-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2000-05-15
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


        Nevada                                               33-0713615
----------------------------                          -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

400 Oyster Point Blvd., Suite 114, South San Francisco, California   94080-1917
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number: (650) 875-0192
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                                 Yes _X_ No ___

The number of shares outstanding of the issuer's common stock was 10,714,867 shares of common stock, par value $.001, as of May 10, 2000. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes___ No _X_


================================================================================

                          ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                 March 31, 2000

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

  Balance Sheets as of March 31, 2000 (unaudited) and September 30, 1999      3

  Statements of Operations (unaudited) for the Three and Six Months
  Ended March 31, 2000 and 1999                                               4

  Statements of Cash Flow (unaudited) for the Three Months
  Ended March 31, 2000 and 1999                                               5

  Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of
  Financial Condition or Plan of Operations                                   7

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                               10

Item 6.  Exhibits and Reports on Form 8-K                                    10



Signature                                                                    10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999





ASSETS                                           March 31, 2000        September 30, 1999
Current Assets                                   --------------        ------------------
                                                 (UNAUDITED)

     Cash                                          $    701,470        $  34,201
     Accounts Receivable                                467,786          188,744
     Less Allowance for Doubtful accounts               (16,619)         (16,619)
     Other receivable                                       -             31,274
     Inventory                                          143,000           44,957
     Prepaid Insurance                                      -                745
     Prepaid Rent                                         3,845            3,744
     Licenses For Resale                                 16,370           16,370
                                                     ---------------------------
Total Current Assets                                  1,315,852          303,416

Property and Equipment                                   52,470           61,351

Other Assets
     Security Deposits                                    3,820            3,820
     Deposits & License Fees                            125,716          125,716
     License TECH                                         5,200            5,200
     License Fee NECTEC                                  10,000           10,000
     Less Accumulated Amortization                      (88,537)         (80,700)
     Goodwill                                           618,140          618,140
     Acc. Amort-Goodwill                               (154,541)        (123,633)
                                                   -----------------------------
Total Other Assets                                      519,799          558,543

            TOTAL ASSETS                             $1,888,120         $923,310
                                                   =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  March 31, 2000        September 30, 1999
Current Liabilities                               --------------        ------------------
     Accounts Payable                                $  141,537        $ 146,376
     Product Warranty Reserve                           191,538           84,270
     Sales Tax Payable                                   10,838            4,190
     Wages & Payroll taxes Payable                       22,946           71,464
     Other Accrued Expenses                               5,732            5,332
     Notes Payable-related party                         52,000           56,500
                                                  --------------------------------

Total Current Liabilities                               424,591          368,132

Stockholders' Equity

Preferred Shares - $0.001 Par Value; 10,000,000               -                -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000              9,748            9,748
Authorized; 10,696,867 shares & 9,748,200 shares
issued and outstanding on March 31, 2000
and September 30, 1999 respectively

Common Stock Subscriptions                                  949                -

Paid-In-Capital                                       2,305,713        1,740,662
Accumulated Earnings (Deficit)                         (852,881)      (1,195,232)
                                                   --------------------------------

Total Stockholders's Equity                           1,463,529          555,178

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,888,120         $923,310
                                                   ================================

    The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                                        For the three months               For six months
                                                          Ended March 31,                 Ended March 31,
                                                          ---------------                 ---------------
                                                         2000          1999            2000          1999
                                                         ----          ----            ----          ----

TOTAL REVENUES                                         $802,341       $  256,866     $ 1,677,802    $ 462,713

COST OF GOODS SOLD                                       73,826           55,990         560,485       93,752
                                                    ---------------------------------------------------------

GROSS PROFIT                                            728,515          200,876       1,117,317      368,961

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                432,957          272,705         778,613      507,451
                                                    ----------------------------------------------------------

OPERATING INCOME (LOSS)                                 295,558          (71,829)        338,704     (138,490)
                                                    -------------------------------------------------------------

OTHER INCOME AND EXPENSES
     Interest Income                                     (2,893)          (1,032)      (3,847.36)      (1,540)
     Other Income                                           -             (3,600)        (200.00)      (3,602)
     Franchise and Other Taxes                              400              400
                                                    --------------------------------------------------------------

TOTAL OTHER INCOME AND EXPENSES                          (2,493)          (4,632)         (3,647)      (5,142)
                                                    ---------------------------------------------------------------

NET INCOME (LOSS)                                     $ 298,051       $  (67,197)     $  342,351   $ (133,348)
                                                    ================================================================

INCOME(LOSS) PER SHARE-BASIC                             $0.0303        ($0.0070)        $0.0304     ($0.0071)

INCOME(LOSS) PER SHARE-DILUTED                           $0.0289        ($0.0068)        $0.0290     ($0.0069)


Weighted Average Shares Outstanding
                                 Basic                 9,832,074       9,592,878       9,790,137    9,461,072

                                 Diluted              10,328,228       9,821,743      10,286,291    9,689,937



                           ACCUIMAGE DIAGNOSTICS CORP
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                FOR THE PERIOD OCTOBER 1, 1999 TO MARCH 31, 2000
              and THE PERIOD FROM OCTOBER 1, 1998 TO MARCH 31, 1999


                                                           March 31,     March 31
                                                             2000          1999
                                                           --------      --------

Cash Flows from Operating Activities
      Net Cash used by Operating Activities:          $     105,769       $(171,208)
                                                    --------------------------------


Cash Flow from Investing Activities:
     investment in Property and Equipment
            I                                                  -              6,510
                                                  ---------------------------------

     Net Cash Provided (Used) by
     Investing Activities                                      -              6,510
                                                  ---------------------------------

Cash Flow From Financing Activities:
     Proceeds from Short-Term Debt                             -               -
     Repayment of Short-Term Debt                             (4,500)       (50,000)
     Proceeds from sales of Stock                            566,000        383,500
                                                   ---------------------------------

     Net Cash Provided (Used) by Financing
     Activities                                              561,500        333,500
                                                     ------------------------------

Increase (Decrease) in Cash                                  667,269        168,802

                                                              34,201          2,117
Cash Balance at beginning of period               ---------------------------------

Cash balance at end of period                               $701,470       $170,919
                                                  ==================================




Supplemental Disclosure:
            Interest Pai                                         $0             $0
            Income Taxes                                         $0             $0
            Compensation paid in shares (Non-Cash)               $0       $134,410


   The accompanying notes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS

(1)  Basis of Presentation

     In the opinion of the management the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and the cash flow for three months and six months ended December 31,1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1999 Form 10-KSB. The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

(2)  Interim Period Cost of Goods Sold

     Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciliations of the perpetual inventory record to periodic and annual physical inventory observations.

(3)  Income Taxes

     Significant components of the provision for taxes based on income for the three months ended March 31, 2000 and 1999 are as follows:

                                                1999                  1998
                                             -------              --------
     Current tax expense
          Federal                            $    0               $     0
          State                                 400                   400
                                            -------             ---------
                                                400                   400

     Deferred tax expense
          Federal                                 0                     0
          State                                   0                     0
                                            --------            ---------

     Provision for income taxes              $  400                $  400
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


   The accompanying notes are an integral part of these financial statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on March 17, 2000, and the Company's Form 10-QSB, filed on March 23, 2000.

     AccuImage is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography, magnetic resonance and ultrasound through the application of three-dimensional computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required to interpret the native images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

Revenue

     For the three months ended March 31, 2000, revenue increased 312% to $802,341 compared with $256,866 in 1998. This increase was almost entirely the result of increased sales of the Company's medical visualization and analysis was completed prior to the first quarter of fiscal year 2000, and the second quarter results reported here are entirely related to sales of the Company's own software. During 1999, the Company successfully transitioned from distributing software developed by a third party and licensed to the Company to distributing its own software that was developed in-house. This transition

Gross Margin

     The gross margin percentage for the quarter was 90% compared to 78% for the same period in 2000. This increase in gross margin is largely due to a reduced cost of goods sold now that the Company is distributing its own software product, rather than having to pay a licensing fee for each sale to a third party. Furthermore, the improvement over the first quarter is influenced by the fact that Imatron's contractual right to order numerous systems at cost is no longer in effect. During the first quarter, Imatron exercised its right to purchase numerous systems with full software licenses for a price equal to the cost of the underlying hardware plus ten percent. Furthermore, several demonstration systems were sold to Imatron under similar terms. These transactions resulted in a reduced gross margin for Q1, but no such activity occurred during Q2. Hence the Q2 gross margin is greatly improved over the Q1 result.

Sales and Marketing

     The Company's sales and marketing expenses for the quarter were $67,729 which compare with approximately $110,000 for the entire prior fiscal year 1999. The increase reflects the cost of increased sales and marketing activity. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.

Research and Development

     The Company spent $61,115 on research and development activities during the quarter, which compares with approximately $75,000 for the same quarter in the prior fiscal year. The Company anticipates that software development costs will increase as the Company proceeds with recruitment of further software development expertise. The Company does not intend on reducing its research and development effort since maintenance of a competitive position in the marketplace in which the Company operates requires constant improvement and high-level development of the Company's software products.

Operational and Administrative

     Operational and administrative expenses were $240,813 for the quarter, which compares with an estimated $181,250 for the same quarter in the previous year. The increase reflects the increased operational capability of the Company which has developed over the interim period, motivated by increased sales activity and hence operational, manufacturing and support requirements. The Company believes that operational and administrative costs will increase in future if the Company is successful in its efforts to recruit new staff and develop its capabilities in these areas. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

Results of Operations

     Despite the increased expenses for sales, marketing, operations and administration, the Company's increased revenues resulted in an operating profit of $295,558 in the second quarter of fiscal year 2000. In 1999 and 1998, the Company experienced operating losses of $460,938 and $626,778, respectively.

Liquidity and Capital Resources

     In the quarter ending March 31, 2000, the Company generated an operating profit of $295,558 and secured financing through the sale of stock in the amount of $566,000. The Company repaid one note payable in the amount of $4,500, and as a result holds $51,500 in notes payable, held since September 1998. On March 31, 2000, the Company had $701,470 in cash, and accounts receivable of $467,786. Accounts payable totaled $141,537.

     The Company anticipates that cash requirements for the remainder of the year will be met by a combination of existing cash on hand, further operational income and additional equity financing. To this end, the Company has secured further commitments from a group of investors to obtain enough additional capital to ensure that it will have sufficient resources to achieve its strategic objectives for the fiscal year ended September 30, 2000. However there can be no guarantee that such further income and financing will finally be forthcoming and the inability of the Company to secure such capital could have a material adverse effect on the Company's business.

Foreign Currency Transactions

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

Share Price Volatility

     During the second quarter of fiscal year 2000, the Company's share price experienced relative stability and some moderate growth towards the end of the period. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

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

PART II - OTHER INFORMATION


Item 2.  Changes In Securities

     On January 25, 2000 the Company commenced a private placement offering of up to 1,285,000 Units consisting of one share of common stock and one common stock purchase warrant at $0.60 per Unit. As of March 31, 2000, the Company had received subscriptions to purchase 916,667 Units from three purchasers but had not yet issued the shares and warrants. Additionally, the Company will pay a finder's fee in the form of 50,000 shares of restricted common stock to Inyoung Boyd, wife of Douglas P. Boyd, Chairman of the Board of the Company, for services rendered in connection with the placement of the Units. The issuance of the securities is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6   Exhibits And Reports On Form 8-K

     (a) Exhibits:

               No. 4.1 - Form of Warrant issued to investors in Private Offering concluded April 30, 2000.

               No. 10.1 - Form of Unit Purchase Agreement between the Company and investors in the Private Offering which concluded April 30, 2000.

               No.  27 - Financial Data Schedule as of March 31, 2000.

     (b) Form 8-K Reports: None.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACCUIMAGE DIAGNOSTICS CORP.


May 15, 2000
                                         By:  /s/ Robert Taylor
                                             ---------------------------------

                                              Robert Taylor, Ph.D.
                                            Chief Executive Officer