Form 10QSB
period 2000-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2000-08-11
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)




                Nevada                                  33-0713615
---------------------------------------         -------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification Number)

400 Oyster Point Blvd., Suite 114, South San Francisco, California   94080-1917
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

                                 Yes _X_ No ___

The number of shares outstanding of the issuer's common stock was 10,981,534 shares of common stock, par value $.001, as of August 10, 2000. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes___ No _X_

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                  June 30, 2000

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

        Balance Sheets as of June 30, 2000 (unaudited) and
        September 30, 1999                                                    3

        Statements of Operations (unaudited) for the Three and Nine Months
        Ended June 30, 2000 and 1999                                          4

        Statements of Cash Flow (unaudited) for the Three Months
        Ended June 30, 2000 and 1999                                          5

        Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of
             Financial Condition or Plan of Operations                        7

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                               10

Item 4.  Submission of Matters to a Vote of Securities Holders               10

Item 6.  Exhibits and Reports on Form 8-K                                    10


Signature                                                                    10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
                JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999

ASSETS                                                           June 30, 2000     September 30, 1999
Current Assets                                                   (UNAUDITED)

            Cash                                                 $   744,034       $     34,201
            Accounts Receivable                                      610,682            188,744
            Less Allowance for Doubtful accounts                     (24,427)           (16,619)
            Other receivable                                           -                 31,274
            Inventory                                                 38,009             44,957
            Prepaid Insurance                                            -                  745
            Prepaid Rent                                                 -                3,744
            Licenses For Resale                                       16,370             16,370
                                                              -----------------------------------------
Total Current Assets                                               1,384,668             303,416

Property and Equipment                                                53,440              61,351

Other Assets
            Security Deposits                                          3,820               3,820
            Deposits & License Fees                                  125,716             125,716
            License TECH                                               5,200               5,200
            License Fee NECTEC                                        10,000              10,000
            Less Accumulated Amortization                            (92,424)            (80,700)
            Goodwill                                                 618,140             618,140
            Acc. Amort-Goodwill                                     (169,995)           (123,633)
                                                              -----------------------------------------
Total Other Assets                                                   500,457             558,543

            TOTAL ASSETS                                          $1,938,565            $923,310
                                                               =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY                              June 30, 2000     September, 30 1999
Current Liabilities

            Accounts Payable                                      $    57,195           $ 146,376
            Product Warranty Reserve                                  223,647              84,270
            Sales Tax Payable                                          11,585               4,190
            Wages & Payroll taxes Payable                              34,412              71,464
            Other Accrued Expenses                                     21,954               5,332
            Notes Payable-related party                                52,000              56,500
                                                                -----------------------------------------

Total Current Liabilities                                             400,793             368,132

Stockholders' Equity

Preferred Shares - $0.001 Par Value; 10,000,000                            -                    -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized:               10,981               9,748
10,981,534 shares & 9,748,200 shares issued and outstanding on
June 30, 2000 and September 30, 1999 respectively



Paid-In-Capital                                                     2,469,929            1,740,662
Accumulated Earnings (Deficit)                                       (943,138)          (1,195,232)
                                                                  -----------------------------------------

Total Stockholder's Equity                                          1,537,772              555,178

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,938,565             $923,310
                                                                  =========================================

    The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                        For the three months              For nine months
                                                           Ended June 30,                 Ended June 30,
                                                           --------------                 --------------
                                                         2000          1999            2000              1999
                                                         ----          ----            ----              ----

                                                     $  694,567      $  297,826      $  2,372,369        $  760,539
TOTAL REVENUES

COST OF GOODS SOLD                                      204,128         100,195           764,613           193,947
                                                    ----------------------------------------------------------------

                                                        490,439         197,631         1,607,756           566,592


SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                589,978         404,917         1,368,589           906,314

                                                    ----------------------------------------------------------------


OPERATING INCOME (LOSS)                                 (99,539)       (207,286)           239,167         (339,722)
                                                    ----------------------------------------------------------------

OTHER INCOME AND EXPENSES
           Interest Income                               (9,481)           (669)           (13,329)          (2,209)
           Other Income                                      -               -                (200)          (3,602)
           Franchise and Other                              200             600                600              600
                                                    ----------------------------------------------------------------


TOTAL OTHER INCOME AND EXPENSES                          (9,281)            (69)           (12,929)           (5,211)
                                                    ----------------------------------------------------------------


NET INCOME (LOSS)                                     $ (90,258)     $ (207,217)         $  252,096       $  (334,511)
                                                    ================================================================


INCOME(LOSS) PER SHARE-BASIC                          ($0.0083)        ($0.0213)            $0.0246       ($0.0355)


INCOME(LOSS) PER SHARE-DILUTED                        ($0.0077)        ($0.0211)            $0.0228       ($0.0352)


Weighted Average Shares Outstanding
                                          Basic     10,914,253        9,747,100          10,236,497      9,419,822
                                          Diluted   11,731,543        9,831,002          11,053,787      9,503,724

    The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 FOR THE PERIOD OCTOBER 1, 1999 TO JUNE 30, 2000
              and THE PERIOD FROM OCTOBER 1, 1998 TO JUNE 30, 1999


                                                                              June 30,        June 30,
                                                                                2000            1999
                                                                                ----            ----

Cash Flows from Operating Activities
        Net Cash used by Operating Activities:                              $  (9,174)      $ (215,382)
                                                                          ----------------------------------


Cash Flow from Investing Activities:
        Investment in Property and Equipment                                   (6,993)           6,510
                                                                          ----------------------------------

        Net Cash Provided (Used) by Investing Activities                       (6,993)           6,510
                                                                          ----------------------------------


Cash Flow From Financing Activities:
        Proceeds from Short-Term Debt                                             -                  -
            Repayment of Short-Term Debt                                        (4,500)         (75,750)
            Proceeds from sales of Stock                                       730,500          387,000
                                                                            -------------      ---------


            Net Cash Provided (Used) by Financing Activities                   726,000          311,250
                                                                          ----------------------------------

Increase (Decrease) in Cash                                                    709,833          102,378


Cash Balance at beginning of period                                             34,201            2,117
                                                                          ----------------------------------

Cash balance at end of period                                                 $744,034         $104,495
                                                                          ==================================


Supplemental Disclosure:
            Interest Paid                                                           $0               $0
            Income Taxes-Franchise tax                                              $0               $0
            Compensation paid in shares (Non-Cash)                                  $0         $134,410


   The accompanying notes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS

(1)      Basis of Presentation

     In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 2000, the results of its operations for the three months and nine months ended June 30, 2000 and June 30, 1999; and a statement of cash flows for the two nine month periods ended June 30, 2000; and June 30,1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 1999 Form 10-KSB. The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

(2)      Interim Period Cost of Goods Sold

     Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciliations of the perpetual inventory record to periodic and annual physical inventory observations.

(3)      Income Taxes

     Significant components of the provision for taxes based on income for the nine months ended June 30, 2000 and 1999 are as follows:

                                           2000                     1999
                                         -------                 --------
         Current tax expense
                  Federal                $  0                     $   0
                  State                   600                       600
                                       --------                  ---------
                                          600                       600

         Deferred tax expense
                Federal                     0                         0
                State                       0                         0
                                       ---------                 ---------

         Provision for income taxes     $ 600                    $  600
                                       =========                 =========


     At September 30, 1999, the Company has approximately $1,188,232 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019.

     The Company has elected to fully reserve all tax benefits until such time as it is able to reasonably expect to realize those benefits.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

     The following discussion and analysis should be read in conjunction with AccuImage Diagnostics (the "Company") Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on March 17, 2000, and the Company's Form 10-QSB, filed on May 15, 2000.

     The Company is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography, magnetic resonance and ultrasound through the application of three-dimensional computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required for interpretation of the native images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

Revenue
-------

     For the three months ended June 30, 2000, revenue increased 133% to $694,567 compared with $297,826 for the same period in 1999. This increase was almost entirely the result of increased sales of the Company's medical visualization and analysis software. During 1999, the Company successfully transitioned from distributing software developed by a third party and licensed to the Company to distributing its own software that was developed in-house. This transition was completed prior to the first quarter of fiscal year 2000, and the third quarter results reported here are entirely related to sales of the Company's own software.

Gross Margin
------------

     The gross margin percentage for the quarter was 71% compared to 66% for the same period in 1999. This increase in gross margin is largely due to a reduced cost of goods sold now that the Company is distributing its own software product, rather than having to pay a licensing fee for each sale to a third party.

Sales and Marketing
-------------------

     The Company's sales and marketing expenses for the quarter were $136,914, compared with expenses of $47,744 for the same period in fiscal year 1999. The increase reflects the cost of increased sales and marketing activity. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.

Research and Development
------------------------

     The Company spent $56,693 on research and development activities during the quarter, which compares with $83,683 for the same quarter in the prior fiscal year. The Company anticipates that software development costs will increase as the Company continues its recruitment of additional software development expertise. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

Operational and Administrative
------------------------------

     Operational and administrative expenses were $396,371 for the quarter, compared with $273,490 for the same quarter in the previous year. Eighty-eight percent (88%) of this increase is explained by an increase in headcount and salary expense, with the remaining 12% explained by an increase in Sales and Marketing promotions expense. The Company believes that operational and administrative costs will increase in the future if the Company is successful in its efforts to recruit additional staff and continue to develop its capabilities in this area. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

Results of Operations
---------------------

     Due to increased expenses for sales, marketing, operations and administration, and cost of good sold, the Company's increased revenues resulted in an operating loss of ($99,539) for the three months ended June 30, 2000 and operating income of $239,167 for the nine months ended June 30, 2000 compared to operating losses of ($207,286) and ($339,722) for the respective periods in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

     In the quarter ending June 30, 2000, the Company generated an operating loss of ($99,539) and secured financing through the sale of stock and warrants with net proceeds of $672,072. On June 30, 2000, the Company had $744,034 in cash and accounts receivable of $610,682. Accounts payable totaled $57,195.

     The Company anticipates that cash requirements for the remainder of the year will be met by a combination of existing cash on hand, further operational income and additional equity financing. The Company believes it will have enough capital to ensure that it will have sufficient resources to achieve its strategic objectives for the fiscal year ended September 30, 2000.

     During the next twelve months, the Company anticipates that cash requirements will be met by a combination of operational income and the proceeds of the equity financing from the private placement ended April 30, 2000. There is no guarantee that such income will be forthcoming and the inability of the Company to secure additional capital would have a material adverse effect on the Company's business.

Foreign Currency Transactions
-----------------------------

     All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation
---------

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

Share Price Volatility
----------------------

     During the third quarter of fiscal year 2000, the Company's share price continued to experience relative stability. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

Year 2000 Impact.
----------------

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

     All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Form 10-QSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, along with our 10-KSB for September 30,1999, before making a decision to invest in the Company.

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

     On January 25, 2000 the Company commenced a private placement offering of up to 1,285,000 Units at $0.60 per Unit, each Unit consisting of (i) one share of Company common stock and (ii) one common stock purchase warrant to purchase one share of Company common stock at an exercise price of $1.50 per share at any time during a five year term commencing on the date of issuance. As of March 31, 2000, the Company had received subscriptions to purchase 916,667 Units from three accredited purchasers. On April 24, 2000, 166,667 Units were sold to Gerhard Sennewald. On May 1, 2000, 50,000 Units were sold to Neil D'Rozario. On April 19, 2000, 50,000 Units were sold to the Adams Family Trust. Additionally, the Company paid a finder's fee in the amount of $33,000 to Inyoung Boyd, wife of Douglas P. Boyd, Chairman of the Board of the Company, for services rendered in connection with the placement of the Units. The issuance of the securities is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On June 8, 2000, the Company issued 50,000 shares of restricted common stock to Gene Cardinal upon the exercise of an option priced at $0.41 per share. This option was exercised January 4, 2000. The issuance of the securities is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Securities Holders

     At the Company's Annual Meeting of Stockholders held on June 29, 2000, the following matters were submitted to a vote of the stockholders of the Company.

     (i) The election of Douglas P. Boyd, John Klock, Alexander R. Margulis, Chris Shepherd, and Robert Taylor as directors to serve a one-year term.

    Nominees                    Shares Voted in Favor          Shares Withheld
    --------                    ---------------------          ---------------
    Douglas P. Boyd                 6,830,291                          0
    John C. Klock.                  6,830,291                          0
    Alexander R. Margulis           6,830,291                          0
    Chris Shepherd                  6,829,291                          1,000
    Robert Taylor.                  6,830,291                          0

     (ii) The AccuImage Stock Option Plan was approved by a total of 5,562,611 votes in favor, 75,667 votes against, and 54,000 shares abstaining.

Item 6   Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  No.  27 - Financial Data Schedule as of June 30, 2000.

         (b)      Form 8-K Reports:  None.




                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCUIMAGE DIAGNOSTICS CORP.

August 10, 2000


                                   /s/ Robert Taylor, Ph.D.
                                   -------------------------
                                   Chief Executive Officer