Form 10KSB
period 2000-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2000-12-29
CIK 1089799

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

[ ] Transition  report under section 13 or 15(d) of the Securities  Exchange Act
of 1934 for the transition period from           to

Commission file number: 000-26555

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

               Nevada                                  33-0713615
-------------------------------------   ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

400 Oyster Point Blvd., Suite 114, South San Francisco, California   94080-1917
-------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (650) 875-0192


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $0.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 2000: $3,114,720

As of December 20, 2000, non-affiliates of the issuer held voting stock with an aggregate market value of $5,690,053 computed by reference to the average of the bid and asked prices of such stock on such date.

As of December 20, 2000, there were 10,981,534 shares of common stock, no par value, outstanding.

Portions of the following document are incorporated by reference:

Parts of the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 2000 fiscal year, are incorporated by reference into Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     AccuImage Diagnostics Corp. ("AccuImage" or "Company") has made forward-looking statements in this annual report that are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Also, when the Company uses such words as "believe," "expect," "anticipate," "plan," "could," "intend" or similar expressions, it is making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-KSB. Potential investors should consider carefully the stated risk factors, as well as the more detailed information contained in this Form 10-KSB, in evaluating the Company's business, financial condition, results of operations and prospects before making a decision to invest in the common stock of the Company.


PART I

Item 1.  Description of Business

Business Development
--------------------

     AccuImage was incorporated in Nevada on February 2, 1990 as Black Pointe Holdings, Inc. which was established in order to identify and acquire a medical equipment leasing business. Early attempts to do this were unsuccessful, and the company was inactive for a number of years until new parties with interests in three-dimensional medical technology invested. In 1996, the Company changed its name to AccuImage Diagnostics Corp., and it entered into a licensing arrangement with AccuImage Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology, and began to develop the medical imaging software that the Company sells today. On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company obtained all of the outstanding shares of AccuImage Inc., which was subsequently dissolved. On June 30, 1999, the Company filed a Form 10-SB to become a reporting company under the Securities Exchange Act of 1934. The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "AIDP".

Business of Issuer
------------------

     AccuImage is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography ("CT"), magnetic resonance ("MR") and ultrasound through the application of three-dimensional ("3D") computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required for interpreting the native images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

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

     The Company markets its products to radiology departments, imaging centers and original equipment manufacturers ("OEMs") of diagnostic imaging systems both through a direct sales force, a non-exclusive distributor in the United States and independent distributors in international markets.


The Medical Imaging Industry Background
---------------------------------------

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


The AccuImage Technology
------------------------

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

     In support of the visualization and analysis technology the AccuImage software provides, the software also features data communication and management, which is crucial to the efficient workflow of a modern imaging center or radiology department. The DICOM standard is used for transfer of images within a facility, with web-based Internet distribution provided for secure and rapid remote access, transfer and review. Automated reporting and database tools complete the suite of capabilities offered by the AccuImage product line.


Target Markets for AccuImage Products
-------------------------------------

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


The AccuImage Marketing Strategy
--------------------------------

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


Products and Development
------------------------

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

     The product is supplied either as a software-only item or together as a hardware and software item. In the latter case, the Company buys standard PC equipment and combines them with the software to make a complete workstation. In the former case, the buyer installs the workstation software on their own PC equipment. The workstation consists of several software modules which are capable of functioning independently. The Company occasionally supplies these modules individually, either as software-only items, or as software and hardware items combined, where the hardware is standard PC equipment. In order to support its workstation business, the Company offers on-site training by its applications personnel, and in the cases where it supplies the hardware, it generally provides unlimited telephone support for one year along with on-site and return-to-base support options. Software-only sales generally include telephone support for one year.

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


Marketing and Distribution
--------------------------

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

     The Company has distributors in Italy, Germany, India and Taiwan. Distributors are sold the software at a substantial discount off our published MSRP and then install it on hardware they purchase themselves. The Company supplies the distributors with marketing materials and responds to distributors' requests for minor improvements and enhancements as required to ensure success in particular sales.

     The majority of AccuImage sales to end-users and distributors are a combination of "off-the-shelf" hardware and the Company's software product. The Company purchases standard hardware products such as computer system and related peripherals and integrates its software product, performing quality assurance and testing of the completed workstation prior to shipping to the customer or distributor.

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

        Effective February 17, 1997, the Company entered into a five year license agreement with the National Electronics and Computer Technology Center (NECTEC) in Bangkok, Thailand. This agreement allows the Company to act as authorized reseller for its software known as CalScore 1.0 in Thailand.


Manufacturing, Installation, Training, Service and Support
----------------------------------------------------------

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


Intellectual Property and Market Protection
-------------------------------------------

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

     The Company has not filed patent applications with respect to certain aspects of its technology, and it generally does not rely on patent protection with respect to its products and technologies. Instead, the Company relies on trade secrets and proprietary know-how that it seeks to protect, in part, through appropriate employee and third-party confidentiality, non-disclosure and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is not to be disclosed to third parties, except in specific circumstances, and that all inventions conceived by the individual in the course of rendering services to the Company shall be the Company's exclusive property. There can be no assurance that such agreements will not be breached, that remedies for any breach would be adequate, or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors. Furthermore, such measures may not provide meaningful protection of its trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropration or disclosure. Others may independently develop similar technologies or duplicate any technology developed by the Company. In addition, to the extent that any patents are applied for, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. The Company's products and technologies may infringe existing patents or intellectual property rights of third parties. The costs of defending an intellectual property claim could be substantial and could adverseldy affect the business, even if the Company were ultimately successful in defending any such claims. If its products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, which could have a material adverse effect on its business.

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


Competition
-----------

     AccuImage's 3D visualization and analysis products face competition from the manufacturers of imaging equipment, other companies offering similar software products, and in-house development projects at Universities and hospitals to which the Company would otherwise be able to sell its products. Nearly all manufactures of CT and MRI scanners offer some form of 3D visualization workstation as an optional accessory for their scanners. The principal companies include GE Medical Systems, Philips Medical Systems, Picker International, Siemens Medical Systems, and Toshiba Medical Systems, which all supply a workstation as an option on their imaging device. Independent suppliers of 3D visualization products include ISG Technologies Inc., Vital Images Inc., and Voxar, which, similar to the Company, act as third party vendors of a workstation product. In addition, ultrasound imaging is beginning to enter the 3D visualization market with companies such as Medison Co., Ltd, Life Imaging Systems Inc, and Hewlett-Packard Co. offering products.

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


Governmental Regulation
-----------------------

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

     The FDA either grants or refuses approval after a formal written request, known as the Pre Market Notification, is made for a specific device to be used for a specific procedure. Ordinarily, the applicant must demonstrate, to the satisfaction of the FDA, that the use of that device for the proposed procedure or product would be reliable and safe and, if applicable, will have no side effects currently or in the future. This process can require extensive testing, often lasting over an extended period and costing large sums. However, if a substantially similar device has previously received approval for the same or similar applications, Section 510(k) of the Food, Drug and Cosmetic Act allows the FDA to grant PMA without extensive testing and data. AccuImage has received 510(k) clearance to market its products from the FDA.

     Nonetheless, even if the Company obtains regulatory approvals from the FDA to market a product, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the distribution of the Company's products and has the power to require the recall
of  such   products.   FDA   regulations   depend  heavily  on   administrative
interpretation, and future interpretations made by the FDA or other regulatory bodies may adversely affect the Company's business. The FDA may inspect its business and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to specification, development, documentation, validation, testing, quality control and product labeling. If the FDA determines that the Company is in violation of such regulations, it could impose civil penalties, including fines, recall or seize products and, in extreme cases, impose criminal sanctions.

     Outside the U.S., there is no uniform method of approval for medical devices. International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company;s inability or failure to comply with the varying regulations, or the imposition of new regulations, could restrict its ability to sell its products internationally. The Company plans to apply for and obtain the necessary approvals from those countries in which the projected volume of sales warrant the effort. In certain instances, those applications may be arranged through existing sales representative organizations in the countries with which the Company develops relationships.


Third Party Re-Imbursement
--------------------------

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


Cost of Research and Development Activities
-------------------------------------------

     During the last two years the Company has engaged in extensive research and development activities. The Company estimates that it spent approximately $385,000 on such research and development in 2000 and $300,000 in 1999.


Personnel
---------

     The Company currently has ten full time employees. The Company is engaged in attempts to recruit sales, support and technical staff to expand its software development team. The Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources. In its favor, the Company is able to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment. Robert Taylor stepped down as the Company's Chief Executive Officer on December 6, 2000 to resume his prior role as Chief Technology Officer. A Management Committee led by Chairman of the Board Douglas P. Boyd and Director John C. Klock is overseeing the Company while the Board searches for a new Chief Executive Officer.


Historical Operating Losses
---------------------------

     The Company had operating losses for the fiscal years ended September 30, 1999 and 1998, but the year 2000 was the first year the Company posted a positive net income. While the Company is optimistic that it will increase its revenues in fiscal year 2001, there can be no assurance that the Company will continue to be profitable in the future.


Short Operating History.
------------------------

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


Market Dependence
-----------------

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


Capital Requirements
--------------------

     In 1999, the Company successfully completed its transition from distributing third-party software to distributing its own product developed internally. Additionally, the Company successfully completed the initial development phase of it product development and distribution agreement with Imatron. The Company ended the year with accounts receivable of approximately $525,000 and nearly $102,000 in inventory.

     If AccuImage's operations progress as anticipated, of which there can be no assurance, the Company believes that cash flows should be sufficient to satisfy its cash requirements for the next twelve months. Nonetheless, the Company believes that a faster rate of growth will be possible with additional capital contributions. The Company's actual future capital requirements, however, will depend on the ability of the Company to successfully market its products, the impact of competition in the marketplace in which the Company operates, the ability of the Company to build and maintain effective sales and distribution channels, and the ability of the Company to maintain a development team responsive to the evolving market. To the extent that AccuImage's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that such additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on the Company's business. The issuance of additional equity capital may result in dilution of current shareholder voting and ownership interests


Competitive Marketplace and Technological Obsolescence Risk
-----------------------------------------------------------

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


Dependence on Major Customers
-----------------------------

     For the fiscal year ended September 30, 2000, sales to Imatron accounted for almost sixty-seven percent of the Company's revenue. In April 1999, the Company entered into a five-year product development and distribution agreement with Imatron whereby Imatron agreed to distribute complete AccuImage workstations with new sales of its EBT scanner.

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


Need for Additional Personnel
-----------------------------

     The Company's ability to grow will depend in part upon its ability to attract and retain experienced professionals to staff a significant expansion of its activities. The Board is currently searching for a new Chief Executive Officer to replace Robert Taylor, who resigned on December 6, 2000. There can be no assurance that the Company will not need to hire additional management and other personnel which meets its long-term goals or that the Company will be able to find and attract qualified persons to fill such additional positions.


Management of Growth
--------------------

     The Company's business strategy involves rapid expansion during the next 18 months. This growth will place significant strain on the administrative, operational and financial resources of AccuImage and increase demands on its systems and controls. The Company's ability to manage its growth successfully will require it to develop improved systems and controls. If the Company's management is unable to manage growth effectively, the Company's operating results and financial condition could be adversely affected.


Product Liability
-----------------

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


Product Recalls
---------------

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


Item 2. Description Of Property

     The Company's principal office is located at 400 Oyster Point Blvd., Suite 114, South San Francisco, California 94080. The property is a seven-room suite of approximately 1,500 square feet. The property is leased from an unaffiliated third party for a period of two years ending January 2001 for an annual rental of $45,000, payable monthly in the amount of $3,750. The Company expects to renew the lease, increasing the monthly payment to $7,258 beginning February 1, 2001. A second office is located at 384 Oyster Point Blvd, # 12. The property is a mixed-use facility composed of 1,000 square feet of office space along with 2,040 square feet of warehouse/manufacturing space. The lease for this second office ends in October 2003 and the current rent is $3,648.00 per month. The Company maintains tenant fire and casualty insurance on its property located in both buildings in an amount deemed adequate by the Company.


Item 3. Legal Proceedings

     The  Company  is not a  party  to any  pending  legal  proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a)   Market information

     The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "AIDP". From August 1999 through September 2000, the Company's stock was traded on the National Quotation Bureau's Pink Sheets. Before August 1999, it was trading on the OTC Bulletin Board. The price range of high and low sale price of the Company's common stock for the periods shown is set forth below:

                Period                    High                  Low
                ------                    ----                  ---
         07/01/00 - 09/30/00             1.2000               .4500
         04/01/00 - 06/30/00             1.2500               .9000
         01/01/00 - 03/31/00             1.1250               .2000
         10/01/99 - 12/31/99             1.1250               .1250
         07/01/99 - 09/30/99              .8750               .1250
         04/01/99 - 06/30/99              .6250               .2800
         01/01/99 - 03/31/99              .8125               .2500
         10/01/98 - 12/31/99              .9375               .1875

(b)   Stockholders

     As of December 20, 2000, there were approximately 91 listed shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

(c)   Dividends

     The Company has never declared a cash dividend and does not intend to do so in the foreseeable future. Nevada Revised Statutes section 78.288 limits the Company's ability to pay dividends on its common stock if any such dividend would render the Company insolvent.


Item 6. Management's Discussion And Analysis of Financial Condition and Results Of Operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                             RESULTS OF OPERATIONS.
                             ----------------------

     The Company's fiscal year end falls on September 30th, and references to 2001, 2000, 1999 and 1998 discussed below refer to the years ending September 30, 2001, 2000, 1999 and 1998 respectively.


Revenue
-------

     In fiscal year 2000, total revenue increased 194% to $3,114,720 in 2000 compared with $1,059,138 in 1999. These increases were almost entirely the result of increased sales of the Company's medical visualization and analysis software. In 1999, the Company successfully finished its transition from distributing software developed by a third party and licensed to the Company, to distributing its own software that was developed in-house. The Company expects continued revenue growth in fiscal year 2001, although this is a forward-looking statement and actual results could vary materially from Company expectations.


Gross Margin
------------

     The gross margin percentage decreased to 68% in 2000 from 77% in 1999. The decrease of the 2000 result over the 1999 result is in part due to the Company's transition from one hardware vendor to another more reliable and expensive vendor for our workstation platforms. The remainder of the decrease in gross margin is due to the increased purchases necessary to support the level of sales activity during the year. While revenues almost tripled last year, the Company's cost of good sold quadrupled. During 2001, the Company will attempt to negotiate better discounts for the purchase of hardware and peripheral components for its workstations, all of which should lead to improvement in the gross margin. This forward-looking statement will be influenced primarily by the Company's ability to secure favorable discounts along with the evolution of the Company's product line.


Sales and Marketing
-------------------

     The Company's sales and marketing expenses were approximately $486,000 and $160,000 in 2000 and 1999, respectively. The increase reflects the cost of increased sales and marketing activity as well as the cost of having a presence at an increasing number of conferences and trade shows throughout the year. The Company expects sales and marketing costs to continue to increase as additional sales personnel are hired and sales commissions increase. This forward-looking statement will be influenced by the actual sales levels attained by the Company's sales force.


Research and Development
------------------------

     The Company spent approximately $385,000 on research and development in 2000 and approximately $300,000 in 1999. These costs are associated with the in-house development of the software that the Company is now distributing, and largely represents salaries and fees for software developers and independent contractors. The Company anticipates that software development costs will at least continue at this level and may increase if further recruitment of software development expertise is warranted.


Operational and Administrative
------------------------------

     Operational and administrative expenses were approximately $1,085,000 and $1,029,000 in 2000 and 1999, respectively. The increase includes significant compensation costs related to increased operational and administrative staffing and professional, legal and accounting fees. The Company believes that operational and administrative costs will increase in the future if the Company successfully recruits new staff and management and augments its ability to support present and future customers with additional technical support staff. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on legal and financial expertise.


Results of Operations
---------------------

     The increased revenues offset increased expenses for sales, marketing, administrative and research and development resulting in an operating income of $149,524 in 2000. The operating loss in 1999 was $517,404.


Liquidity and Capital Resources
-------------------------------

     On September 30, 2000, the Company held accounts receivable of $525,000 as well as $702,900 in cash. The Company also raised $710,000 in gross proceeds from a private placement completed in February 2000.

     During the next nine months, the Company anticipates that cash requirements will be met by operational income from sales, with the possibility of additional equity financing for research and development costs, however there can be no guarantee that such income and financing will be forthcoming and the inability of the Company to secure such capital would have a material adverse effect on the Company's business.


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

          Independent Auditors' Report....................................  F-1
          Balance Sheet...................................................  F-2
          Statement of Operations.......................................... F-3
          Statement of Changes in Shareholders' Equity..................... F-4
          Statement of Cash Flows...........................................F-5
          Notes to the Financial Statements........................... F-6-F-16


Item 8.  Changes In And Disagreements With Accountants

     From approximately April 1997 through August 1999, the Company's accountant was Schvaneveldt and Company of Salt Lake City, Utah. From August through December 1999, the Company's account was James R. Kerr CPA of San Mateo, California. In December 1999, Berg & Company LLP of San Francisco, California became the Company's independent accountants. During the two most recent fiscal years, there have been no disagreements between the Company and its accountants.


PART III

     The information required by Items 9, 10, 11 and 12 will be included in the Company's definitive proxy statement or as an amendment to the Form 10-KSB, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.


Item 13.  Exhibits and Reports on Form 8-K

(a) The exhibits listed on the accompanying "Index to Exhibits" are filed or are incorporated herein by reference as part of this report.

(b) Reports on 8-K. No reports on Form 8-K were filed during the fourth quarter.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCUIMAGE DIAGNOSTICS CORP.


Date: December 28, 2000            By:  /s/  Douglas P. Boyd
                                      --------------------------------------
                                      Douglas P. Boyd, Chairman of the Board



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Douglas P. Boyd                                          December 28, 2000
---------------------------
Douglas P. Boyd, Ph.D.
Chairman of the Board and Principal Executive Officer


/s/  Chris Shepherd                                           December 28, 2000
---------------------------
Chris Shepherd
Acting Chief Financial Officer and Director


/s/  Alexander Margulis                                       December 28, 2000
---------------------------
Alexander Margulis, M.D.
Director


/s/  John C. Klock                                            December 28, 2000
----------------------------
John C. Klock, MD
Director

                        AccuImage Diagnostics Corporation

                              Financial Statements

                           September 30, 2000 and 1999



Independent Auditor's Report                                    F-1

Balance Sheets                                                  F-2

Statements of Operations                                        F-3

Statements of Changes in Stockholders' Equity                   F-4

Statements of Cash Flows                                        F-5

Notes to the Financial Statements                               F-6 - F-16

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of AccuImage Diagnostic Corporation

We have audited the accompanying balance sheets of AccuImage Diagnostics Corporation, a Nevada Corporation, as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended September 30, 1998 were audited by another auditor, whose report expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the amounts included for the year ended September 30, 1998, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of AccuImage Diagnostic Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



Berg & Company, LLP
San Francisco, CA
December 18, 2000

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                                 Balance Sheets
                        As of September 30, 2000 and 1999



                                     ASSETS
                                     ------

                                                                      2000               1999
                                                              ------------------- -----------------

Current Assets
   Cash                                                       $       702,903       $    34,201
   Accounts Receivable                                                499,141           172,125
   Employee Receivable                                                      -            31,274
   Inventory                                                          101,893            44,957
   Prepaid License Fees                                                     -            16,370
   Prepaid Expenses                                                     3,648             4,489
                                                               ------------------- -----------------
Total Current Assets                                                1,307,585           303,416


Property and Equipment, net of accumulated Depreciation                52,015            61,351

Other Assets
   Trade Receivable - Non-current                                      11,375                 -
   Deposits                                                            11,711             3,820
   Goodwill, net of Accumulated Amortization                          432,691           494,507
   Other Intangible Assets                                             44,603            60,216
                                                               ------------------- -----------------
Total Other Assets                                                    500,380           558,543

        TOTAL ASSETS                                          $     1,859,980       $   923,310
                                                               =================== =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts Payable                                            $       137,995      $   146,376
   Wages payable                                                        17,150           69,313
   Accrued vacation                                                     23,351            2,151
   Other accrued liabilities                                             2,400            5,332
   Product Warranty Reserves                                           246,785           84,270
   Sales tax payable                                                     3,282            4,190
   Shareholder Notes Payable                                                 -           56,500
                                                                ------------------- -----------------
Total Current Liabilities                                              430,963          368,132

Stockholders' Equity
   Preferred stock - $0.001 Par value; 10,000,000 shares                     -                -
   Authorized; none issued or outstanding
   Common stock - $0.001 Par value; 50,000,000 shares                   10,982            9,748
   Authorized; 10,981,534 and 9,748,200 issued and
   Outstanding on September 30, 2000 and 1999 respectively
   Additional Paid-In-Capital                                        2,443,470        1,740,662
   Accumulated deficit                                              (1,025,435)      (1,195,232)
                                                                 ------------------- -----------------
Total Stockholders' Equity                                           1,429,017          555,178

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   1,859,980       $  923,310
                                                                 =================== =================

                  See accompanying notes and auditor's report.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                            Statements of Operations
             For the Years Ended September 30, 2000, 1999, and 1998



                                                       2000                1999               1998
                                                 ------------------  ------------------ -----------------

   Sales                                         $      3,114,720     $     1,059,138     $    443,343
   Cost of Sales                                        1,008,521             246,793          151,195
                                                 ------------------  ------------------ -----------------

       Gross Profit                                     2,106,199             812,345          292,148

   Operating Expenses
       Bad debts                                           10,093              16,619                -
       Depreciation and amortization                       97,781             114,784          210,219
       Salaries and wages                                 693,009             551,120          245,945
       Employee Benefits                                   15,017              64,361           37,061
       General and administrative expenses                329,569             129,230           70,107
       Legal and accounting                               209,265              59,525           36,936
       Professional Consulting                            116,674             223,232          187,577
       Rent                                                45,140              41,221           40,654
       Marketing and promotion                            429,526             121,172          121,372
       Other operating expenses                            10,601               8,485           29,680
                                                 ------------------  ------------------ -----------------
   Total Operating Expenses                             1,956,675           1,329,749          979,551

       Operating Income (Loss)                            149,524            (517,404)        (687,403)

   Other (Income) and Expense
       Interest expense                                     2,151               5,927            1,389
       Other Income                                          (200)            (17,738)               -
       Interest Income                                    (23,024)             (3,209)          (5,344)
                                                 ------------------  ------------------ -----------------
   Total Other (Income) and Expense                       (21,073)            (15,020)          (3,955)

       Income (Loss) Before Taxes                         170,597            (502,384)        (683,448)

   Provision for Taxes                                       (800)               (800)            (800)
                                                 ------------------  ------------------ -----------------

       Net Income (Loss)                         $        169,797     $      (503,184)    $   (684,248)
                                                 ==================  ================== =================


   Earnings per share
       Basic                                     $         0.0163     $       (0.0530)    $   (0.0796)
                                                 ==================  ================== =================
       Diluted                                   $         0.0153     $       (0.0464)    $   (0.0739)
                                                 ==================  ================== =================

   Weighted Average Shares Outstanding
       Basic                                           10,421,035           9,496,905       8,593,333
                                                   ================    ================    ==============
       Diluted                                         11,067,956          10,854,267       9,253,563
                                                   ================    ================    ==============


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                  Statements of Changes in Stockholders' Equity
             For the Years Ended September 30, 2000, 1999, and 1998



                                                 Common Stock
                                       --------------------------------                     Accumulated
                                                                            Paid-In          Earnings
                                           Shares           Amount          Capital          (Deficit)           Total
                                       ---------------  --------------- ---------------  ------------------ ---------------

Balance-September 30, 1997                8,582,100      $      8,582    $  1,148,418     $        (7,800)   $  1,149,200

Shares Issued for cash                      150,000               150          74,850                    -         75,000

Net Loss for Fiscal Year ended
September 30, 1998                                -                 -               -            (684,248)      (684,248)
                                       ---------------  ---------------   -------------    ----------------   -------------

Balance-September 30, 1998                8,732,100             8,732       1,223,268            (692,048)       539,952

Shares issued for cash                      780,000               780         382,720                    -       383,500

Shares issued for compensation              236,100               236         134,674                    -       134,910

Net Loss for Fiscal Year ended
September 30, 1999                                                  -               -            (503,184)      (503,184)
                                       ---------------  ---------------   -------------    ----------------   -------------

Balance-September 30, 1999                9,748,200             9,748       1,740,662          (1,195,232)       555,178

Shares issued for cash, net of            1,183,334             1,184         675,816                    -       677,000
issuance costs

Options exercised during the year            50,000                50          20,450                    -        20,500

Compensation recognized on options                -                 -           6,542                    -         6,542
granted

Net Income for Fiscal Year
ended September 30, 2000                          -                 -               -             169,797        169,797
                                       ---------------  --------------- ---------------  ------------------ ---------------

Balance-September 30, 2000               10,981,534      $     10,982    $  2,443,470     $    (1,025,435)   $ 1,429,017
                                       ===============  =============== ===============  ================== ===============

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                            Statements of Cash Flows
              For the Years Ended September 30, 2000, 1999 and 1998


                                                                  2000              1999              1998
                                                            ----------------    ----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                           $     169,797       $   (503,184)     $ (684,248)
 Adjustment to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                     97,781             112,599         210,219
  Issuance of common stock for services                                  -             134,910               -
  Compensation expense on stock options granted                      6,542                   -               -
  Change in warranty reserve                                       162,515              54,605               -
  Change in receivables                                           (307,117)           (186,173)         80,499
  Change in inventory                                              (56,936)            (32,591)         23,208
  Change in license rights                                          16,370              65,480         (81,850)
  Change in prepaid assets                                             841                (822)          5,033
  Change in deposits                                                (7,891)                498          (3,917)
  Change in accounts payable                                        (8,381)            127,396          18,981
  Change in accrued expenses                                       (34,802)             (8,551)       (101,039)
                                                            -----------------   -----------------  --------------
Net Cash Provided (Used) by Operating Activities                    38,719            (235,833)       (533,114)

CASH FLOW FROM INVESTING ACTIVITIES:
 Investment in Property and Equipment                              (11,017)            (37,873)         (7,741)
                                                            -----------------   -----------------  ---------------
Net Cash Used by Investing Activities                              (11,017)            (37,873)         (7,741)

CASH FLOW FROM FINANCING ACTIVITIES:
 Shareholder Note Payable Proceeds (Payments)                      (56,500)           (100,000)        156,500
 Sale of common stock, net of issuance cost                        677,000             383,500          75,000
 Exercise of options                                                20,500                   -               -
 Deferred Private Offering Costs                                         -              22,290         (22,290)
                                                            ------------------  -----------------   ---------------
Net Cash Provided by Financing Activities                          641,000             305,790         209,210
                                                            ------------------  ------------------  --------------
NET INCREASE (DECREASE) IN CASH                                    668,702              32,084        (331,645)


CASH AT BEGINNING OF YEAR                                           34,201               2,117         333,762
                                                            ------------------  ------------------  ---------------

CASH AT END OF YEAR                                          $     702,903       $      34,201      $    2,117
                                                            ==================  ==================  ================

Supplemental Disclosure:
  Income taxes paid                                         $            -       $           -      $       -
  Interest Paid During the Year                             $        5,554       $       3,750      $       -
                                                            ==================  ==================  =================

Non-Cash Activities:
  Compensation expense on stock options granted             $        6,542       $           -       $      -
                                                            ==================  ==================  =================
  Common stock issued for services                          $            -       $     134,910       $       -
                                                            ==================  ==================  =================

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          Notes to Financial Statements
                           September 30, 2000 and 1999



1)       ORGANIZATION
         ------------

         The Company was organized on February 2, 1990, under the Laws of the State of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, The Company changed its the name to AccuImage Diagnostics Corp (the Company).

         On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company acquired all of the outstanding shares of AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology which the Company had been licensing. Subsequent to the exchange, AccuImage, Inc. was dissolved.

         AccuImage Diagnostics Corp. is based in South San Francisco and is engaged in the development, marketing and sales of Internet enabled software used for medical data and interactive medical image visualization. The software, which runs on a personal computer, interprets images obtained from leading equipment manufacturers and imaging modalities (e.g., CT, MRI, and Ultrasound).

         The Company  provides its software to three different  markets.  First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet, and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers (OEMs) of medical acquisition devices (e.g. GE, Siemens, and Imatron) a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems (PACs) a medical diagnostic software package that complements and enhances their existing product line.

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Accounting

         The Company presents its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Reclassification of Financial Statements Presentation

         Certain reclassifications have been made to the September 30,1999 fiscal year ending financial statements to conform to September 30, 2000 fiscal year ending financial statement presentation. Such reclassifications had no effect on net income as previously reported.

         Fiscal Year

         The Company has a fiscal year that ends on September 30. Fiscal years 2000, 1999 and 1998 ended on September 30, 2000, September 30, 1999 and September 30, 1998 respectively.

         Concentration of Cash

         The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of September 30, 2000 were $633,842.

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid securities purchased with maturity of three months or less to be cash equivalents. As of September 30, 2000 and 1999, there are no cash equivalents.

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

         Advertising Costs

         The  Company   expenses   advertising   costs  as  they  are  incurred.
         Advertising expenses were $41,758 and $1,490 for the fiscal years ended on September 30, 2000 and 1999, respectively.

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

         The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve.

         Comprehensive Income (Loss)

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
         130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended September 30, 2000 and 1999 comprehensive income (loss) is equivalent to the Company's net income (loss).

         Net Loss Per Share

         The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS").

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

         In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company adopted the provisions of this Interpretation starting July 1, 2000.

         Accounting Pronouncements

         The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives either as assets or as liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending September 30, 2000. The Company does not have any derivative instruments or conduct any hedging activities.

         The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

3)       RELATED PARTY TRANSACTIONS
         --------------------------

         Douglas Boyd, P.H.D. is the Chairman of The Board of Directors and a shareholder in the Company. Mr. Boyd is also a member of the Board of Directors of Imatron, Inc. and a minority shareholder in Imatron, Inc. On April 1999, AccuImage Diagnostics Corp. entered into an agreement with Imatron, Inc. for Imatron to be the exclusive distributor of the Company's products. Sales to Imatron, Inc. represented around 69% of the Company's total revenue for the year.

         Douglas Boyd and family members are majority shareholders of Imaging Technology Group, Inc (ITG). Sales to ITG for the fiscal year ended September 30, 2000 amounted to $70,000.

         John Klock, a member of the Board of directors of the Company, is also a 50 % shareholder of Holistica Inc. Sales to Holistica, Inc. for the fiscal year ended September 30, 2000 amounted to $30,000.

         A family member of Douglas Boyd, the chairman of the Board of Directors of AccuImage Diagnostics Corp., provided software consulting services to the Company, and received remuneration of $30,485 and options to purchase 30,000 shares of the Company common stock.

4)       ACCOUNTS RECEIVABLE - TRADE
         ---------------------------

         Accounts receivable - trade is net of allowance for doubtful accounts of $26,712 and $16,619 as of September 2000 and 1999 respectively, and consists of the following at September 30:


                                     2000                  2000                   1999                 1999
                                    Amount              Percentage               Amount             Percentage
                              -------------------     ----------------     -------------------    ---------------

        Customer A                    $  258,003                  52%      $    83,767                 49%
        Customer B                        96,745                  20%           51,457                 30%
        Customer C                        34,992                   7%           18,917                 11%
        All Others                       109,401                  21%           17,984                 10%
                              -------------------     ----------------     -------------------    ---------------
                                      $  499,141                 100%      $   172,125                100%

         As of September 30, 2000 and 1999, the Company was owed $258,003 and $83,767 respectively for sales to another entity controlled and owned in part by Company stockholders.

5)       INVENTORIES
         -----------

         Inventories consist of personal computer components of $101,893 and $44,957 for the years ended September 30, 2000 and 1999 respectively.

6)       PROPERTY AND EQUIPMENT
         ----------------------

         Property and Equipment consists of the following at September 30:


                                                     2000              1999
                                                 ------------   ---------------

             Computers & Equipment               $   66,989      $   58,987
             Furniture & Fixtures                    35,208          32,193
             Software                                30,349          30,349
                                                 ------------    --------------
                                                    132,546         121,529
             Less Accumulated Depreciation          (80,531)        (60,178)
                                                 ------------     -------------

                                                 $   52,015       $  61,351
                                                 =============    =============

         The  useful  lives  of  all  assets  are   estimated  to  be  5  years.
         Depreciation expense for the periods ended September 30, 2000 and 1999 was $20,353 and $35,340 respectively.


7)       OTHER ASSETS
         ------------

         The Company has a long-term trade receivable amounting to $11,375 as of September 30, 2000. Security deposits were $11,711 and 3,820 for the periods ended September 30, 2000 and 1999 respectively.



8)       INTANGIBLE ASSETS
         -----------------

         Intangible assets consist of the following at September 30:

                                               2000                 1999
                                           -----------           ---------

             AccuImage Software              $ 125,716         $ 125,716
             License Fees                       15,200            15,200
                                          ---------------      -------------
                                           $   140,916         $ 140,916
             Less Accumulated Amortization     (96,313)          (80,700)
                                          ---------------      -------------
                                           $    44,603        $   60,216
                                          ===============      =============

         Amortization expense for the periods ended September 30, 2000 and 1999 was $15,613 and $17,630 respectively.

         AccuImage Software

         On September 30,1997, the Company acquired AccuImage Inc. which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to the AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

         The Company subsequently assumed all the rights under the license agreement when AccuImage Inc. was acquired. The value of the software was capitalized as part of the purchase price of AccuImage, Inc. and is being amortized over its expected useful life of 10 years,

         On November 1, 1998, the developer of the software, pursuant to an employment settlement, transferred all rights in the software to the Company.

         Other License Fees

         Included in other license fees is a $10,000 fee the Company paid to National Science and Technology Development Agency, Bangkok Thailand, for a License to act as an "Exclusive authorized reseller" of hardware and software known as CalScore 1.0. The license, which commenced February 17, 1997, is being amortized over its term of 5 years.

9)       NOTES PAYABLE
         -------------

         Notes Payable - Other

         The Company borrowed $100,000 in 1997 on a short-term note. The note bore interest of 12% per annum and was due upon demand. The note was repaid during the year ended September 30, 1999.

         Shareholders Note Payable

         The Company has notes payable to a number of its shareholders. These notes bear a 5% interest rate and are due upon demand. The balances of the notes payable due to shareholders at September 30, 2000 and 1999 were $-0- and $56,500, respectively.

         Interest expense on all notes payable for the periods ended on September 30, 2000 and 1999 was $2,151 and $5,928 respectively.


10)      STOCKHOLDERS' EQUITY
         --------------------

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

         On January 25, 2000, the Company concluded a private placement offering of up to 1,285,000 Units at $0.60 per Unit. Each Unit consisting of one share of Company common stock and one common stock purchase warrant to purchase one share of company common stock at an exercise price of $1.50 per share at any time during a five-year term commencing on the date of issuance. The Company paid a finder's fee in the amount of $33,000 to a related party for services rendered in connection with the placement of the Units.

         The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereof. The total Units sold under the private placement offering as of September 30, 2000 were 1,183,334. Net proceeds from the private placement were $672,072.

         In fiscal year 2000, the Company issued 50,000 shares of restricted common stock upon the exercise of an option priced at $0.41 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

         A summary of the Company's outstanding warrants as of September 30, 2000 and 1999 is presented below:


                                                                 Average
                                                    Shares     exercise price
                                               ------------- -------------------
         Outstanding at September 30, 1998          150,000        $1.00
                                                                   -----

         Issued                                     780,000        $1.00
                                                    -------        -----

         Outstanding at September 30, 1999          930,000        $1.00
                                                                   -----

         Issued                                   1,183,334        $1.50
                                                  ---------        -----

         Outstanding at September 30, 2000        2,113,334        $1.28
                                                  =========        =====

11)      PRODUCT DEVELOPMENT, DISTRIBUTION, AND WARRANTY SUPPORT AGREEMENT
         -----------------------------------------------------------------

         On April 14, 1999, the Company entered into a five year agreement with Imatron, Inc., a New Jersey Corporation and related party, which allows Imatron to be the exclusive authorized distributor and service provider of the Company's products to Imatron's new customers. Imatron is responsible for promotion, installation, sales, and applications training of all hardware and software products distributed by them.

         Under the agreement, the Company continues to provide service to the prior installed base of Imatron customers and can still solicit sales from these customers for new products. The Company agrees not to sell below the published selling price of its products to these customers without the prior review and written approval of Imatron.

         For the Company's products sold by Imatron, Imatron provides on-site applications training and installation. Each sale includes a one-year warranty that covers parts and on-site service and phone support plan. The Company agrees to further pay Imatron 5% of the selling price of the Company's products purchased by Imatron to offset these costs

         For single sales over $40,000, the Company offers an additional one-year warranty that covers parts and on-site service performed by Imatron. The Company will pay an additional 5% of product's list selling price to Imatron for providing these services


12)      CONCENTRATIONS
         --------------

         The company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies which are in the business of manufacturing and selling medical equipment and devices.

         The Company derived $2,131,347 and $750,134 in revenues from Imatron, Inc., another entity controlled and owned in part by Company stockholders, during the years ended September 30, 2000 and 1999 respectively. The revenue from Imatron, Inc. represents approximately 69% of the total revenue generated by AccuImage Diagnostics Corp.


13)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Litigation

         The Company has no litigation pending.

         Employment and Consulting Agreements

         In June 1999, the Company entered into an agreement with its Chief Technology Officer. The agreement included an annual salary of $110,000, health and retirement benefits and 300,000 stock options. In August 1999, the Chief Technology Officer assumed the position of Chief Executive Officer, and was granted a salary of $126,500 and was granted an additional 150,000 stock options.

         The Company has various employment and consulting agreements less material in nature that provide for issuance of the Company's stock options in exchange for services rendered to the Company. These agreements relate primarily to professional services rendered in connection with product development, sales and technical support.

         Other

         During the year ended September 30, 2000, the Company entered into an agreement with a customer to advance it $86,000. On October 11, 2000, the Company concluded the transaction. Terms for repayment call for minimum monthly payments of $7,454 including interest at 10% maturing on December 29, 2001. The note receivable is unsecured.

         Leases

         On January 22, 1998, the Company entered into a three-year operating lease agreement for its main operating facility located at 400 Oyster Point Blvd in South San Francisco, CA with Kashiwa Fudosan America, Inc, a California Corporation. The commencement date of the lease is February 1, 1998, and the expiration date is January 31, 2001. Rent expense under this lease agreement was $45,140 and $41,221 for the fiscal years ended on September 30, 2000 and 1999 respectively.

         On August 31, 2000, the Company entered into a three-year operating lease agreement for its second operating facility located at 384 Oyster Point Blvd in South San Francisco, CA with Shelton International Holdings, Inc., a Hawaii corporation. The commencement date of the lease is November 1, 2000, and the expiration date is October 31, 2003.

         Minimum rental commitments under these operating lease agreements are as follows:

         Fiscal Year Ended September 30,

                     2001            $    55,408
                     2002                 45,381
                     2003                 47,196
                     2004                  3,946
                                    -----------------

                     Total           $    151,931
                                    =================


14)      STOCK OPTION PLAN
         -----------------

         During 1997, the Company started a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock.

         During 2000, the Board of Directors authorized the issuance of options for an additional 500,000 shares of the Company common stock.

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

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below for the years ended September 30:

                                                                         2000              1999
                                                                    --------------    --------------
         Net Income (loss):
                     As reported                                      $  169,797        $  (503,184)
                     Pro forma                                        $  (39,599)       $  (646,876)

         Basic and diluted earnings (loss) per common share:
                As reported:
                                Basic                                 $   0.0163        $    (.0530)
                                Diluted                               $   0.0153        $    (.0464)
                Pro forma:
                                Basic                                 $   (.0038)       $    (.0681)
                                Diluted                               $   (.0036)       $    (.0596)

         Options are granted at prices are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.0%, and expected life of 3 to 5 years; 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.48%, and expected life of 5 years.

         A summary of the status of the Company's stock option plan as of September 30, 2000 and 1999 and changes during the years ended on those dates is presented below:


                                                            2000                                 1999
                                              ----------------------------------    --------------------------------

                                                                    Weighted                            Weighted
                                                  Number             average                             average
                                                    of              exercise          Number of         exercise
                                                  options             price            options            price

                                              ----------------    -- -----------    --------------    -- -----------
Outstanding at beginning of year                    1,446,280     $        0.44         1,264,200     $        0.39
Granted                                               526,199              0.95           827,080              0.49
Exercised                                             (50,000)             0.41         (645,000)              0.40
Forfeited/Cancelled                                   (90,000)             0.91                 -                 -
                                              ----------------    -- -----------    --------------    -- -----------


Outstanding at end of year                          1,832,479     $        0.57         1,446,280     $        0.44
                                              ================    ==============    ==============    ==============


Options exercisable at year end                       969,867                             474,405
                                              ================                      ==============

Weighted average fair value of
Options granted during the year               $         0.92                        $       0.43
                                              ================                      ==============

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

         At September 30, 2000 and 1999, the Company granted to its employees and other eligible participants options exercisable for the Company common stock. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.


                                     Options Outstanding                            Options Exercisable
                  -----------------------------------------------------------------------------------------------
                                            Weighted
                          Number             Average          Weighted             Number            Weighted
    Range of           Outstanding          Remaining          Average           Exercisable          Average
    Exercise              as of            Contractual        Exercise              as of            Exercise
     Prices         September 30, 1999        Life              Price        September 30, 1999        Price
---------------- --------------------------------------- ---------------------------------------- --------------


 $0.30 - $0.34            20,000                  9.08     $   0.31                15,000           $    0.31
 $0.36 - $0.40           615,000                  8.29     $   0.38               218,125           $    0.38
 $0.41 - $0.45           50,000                  9.17     $   0.41                  -              $    0.41
 $0.46 - $0.49           175,000                  2.92     $   0.47               175,000           $    0.47
     $0.50               586,280                  9.66     $   0.50                66,280           $    0.50
                  -----------------------                                   ----------------------
                       1,446,280                                                  474,405
                  =======================                                   ======================


                                     Options Outstanding                            Options Exercisable
                  -----------------------------------------------------------------------------------------------
                                            Weighted
                          Number             Average          Weighted             Number            Weighted
    Range of           Outstanding          Remaining          Average           Exercisable          Average
    Exercise              as of            Contractual        Exercise              as of            Exercise
     Prices         September 30, 2000        Life              Price        September 30, 2000        Price
----------------- --------------------------------------- ---------------------------------------- --------------


 $0.30 - $0.34            20,000              8.08           $  0.31                20,000           $   0.31
 $0.36 - $0.40           575,000              7.29           $  0.38               346,875           $   0.38
 $0.41 - $0.49           175,000              1.92           $  0.47               175,000           $   0.47
     $0.50               637,479              8.78           $  0.50               326,229           $   0.50
 $0.51 - $0.99            50,000              9.50           $  0.88                13,438           $   0.88
 $1.00 - $1.03           375,000              9.58           $  1.01                88,325           $   1.02
                  -----------------------                                   ---------------------
                        1,832,479                                                 969,867
                  =======================                                   =====================



15)      GOODWILL - ACQUISITION OF ACCUIMAGE, INC.
         -----------------------------------------

         Amortization expense of Goodwill for the periods ended September 30, 2000 and 1999 was $61,814 and $61,814 respectively.


16)      FOREIGN OPERATIONS
         ------------------

         The Company has had revenue from sources outside the United States; all sales were accounted for in U.S dollars.

                 Country                             2000             1999
                 --------                            -----          --------
                 Germany                       $      -0-        $  93,128
                 India                                -0-           19,975
                 Taiwan                             8,300              -0-
                 Thailand                             -0-              504
                 Japan                             26,152              -0-
                                              -------------    -------------
                 Total Foreign Sales           $   34,452       $  113,607
                                              =============    =============

17)      INCOME TAXES
         ------------

         Significant components of the provision for taxes based on income for the years ended September 30 are as follows:

                                                     2000             1999
                                                 -------------   --------------
                  Current tax expense
                        Federal                  $     -             $     -
                        State                        800                 800
                                                 -------------    -------------
                                                     800                 800


                  Deferred tax expense
                        Federal                        -                   -
                        State                          -                   -
                                                  -------------    ------------

                  Provision for income taxes     $   800             $   800
                                                  =============    ============

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30 is as follows:


                                                           2000       1999
                                                          --------   ---------


           Income tax provision (benefit) computed
           at federal statutory rate                       34.0%    34.0%

           State                                            8.84%    8.84%

           Increase in valuation allowance                (42.28%) (42.84%)

           Total                                            0.56%     0.0%


         Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:


                                                       2000             1999
                                                   ------------      ----------
            Deferred tax asset
               Net operating loss carryforwards     $    307,128     $  656,625
               Allowance for warranty costs              105,723         36,104
               Depreciation/amortization                  55,588         26,314
               Other accruals and allowances              21,447         18,037
                                                   -------------    -----------
                                                         489,886        737,080
            Deferred tax liability
               Deferred state income tax                 (20,198)       (51,713)
                                                   --------------   -----------
                                                         469,688        685,367
            Valuation allowance                         (469,688)      (685,367)
                                                   --------------   -----------
                                                    $         -      $        -
                                                   ==============   ===========

         At September 30, 2000, the Company has approximately $839,514 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019.

         The  Company   has  elected  to  reserve   fully  the  benefit  of  tax
         carryforwards until such time as it is able to reasonably expect to realize those benefits.


18)      SUBSEQUENT EVENTS
         -----------------

         The Chief Executive Officer of the Company resigned effective December 6, 2000. A Management Committee comprised of Douglas P. Boyd, Chairman of the Board, and John C. Klock, Director, is supervising the operations of the Company while the Board conducts a search for a new Chief Executive Officer.

INDEX TO EXHIBITS

  Exhibit No.   Exhibit Name
  -----------   ------------

        2.1     Rescission and Transfer Agreement, dated June 30, 1998(1)

        2.2     Stock Allocation Agreement, dated June 30, 1998(1)

        3.1     Articles of Incorporation of Company, filed February 2, 1990(1)

        3.2 Certificate of Amendment of Articles of Incorporation of Company, filed June 27, 1996(1)

        3.3     By-laws of the Company(1)

        4.1 Form of Warrant issued to investors in Private Offering concluded April 30, 2000(3)

        10.1 Product Development, Distribution, and Warranty Support Agreement, dated April 14, 1999(1)

        10.2    AccuImage Stock Option Plan(4)

        10.3    Form of Stock Option Agreement(1)

        10.4    Poirson Employment Agreement(1)

        10.5 Separation Agreement and General Release between Company and Allen Poirson(2)

        10.6    Robert Taylor Employment Agreement(2)

        10.7 Form of Unit Purchase Agreement between the Company and investors in the Private Offering which concluded April 30, 2000(3)

        23.1    Consent of Schvaneveldt and Company, Independent Auditors

        23.2    Consent of Berg & Company LLP, Independent Auditors

        27      Financial Data Schedule
--------------------------------------------------------------------------------
[FN]

(1) Incorporated by reference to the Company's Registration Statement on Form 10, filed June 30, 1999.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 20, 2000.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 15, 2000.

(4) Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14A, filed June 6, 2000.
