Form 10QSB
period 2000-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2001-02-14
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                       33-0713615
- ---------------------------------------        -------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

400 Oyster Point Blvd., Suite 114, South San Francisco, California    94080-1917
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (650) 875-0192
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                                 Yes  X         No
                                    ------         ------
The number of shares outstanding of the issuer's common stock was 10,981,534 shares of common stock, par value $.001, as of December 20, 2000. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                 Yes          No      X
                                    ------         ------

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                December 31, 2000

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................3

                Balance Sheets as of December 31, 2000 (unaudited) and
                   September 30, 2000 ........................................3

                Statements of Operations (unaudited) for the Three Months
                   Ended December 31, 2000 and 1999...........................4

                Statements of Cash Flow (unaudited) for the Three Months
                   Ended December 31, 2000 and 1999...........................5

                Notes to Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of
             Financial Condition or Plan of Operations........................7

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities ...............................................9

Item 6.  Exhibits and Reports on Form 8-K.....................................9


Signature.....................................................................9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
         DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000 (AUDITED)



ASSETS                                                                       December 31, 2000    September 30, 2000
Current Assets                                                                  (UNAUDITED)          (AUDITED)
                                                                             -----------------     ------------------

            Cash                                                                 $511,805            $702,903
            Accounts Receivable                                                   411,259             499,141
            Less Allowance for Doubtful accounts
            Other receivable  (ShortTerm)                                          73,148                -
            Inventory                                                              73,685             101,893
            Prepaid Insurance                                                        -
            Prepaid Rent                                                            8,048               3,648
            Licenses For Resale                                                      -                    -
                                                                             -----------------------------------------
Total Current Assets                                                            1,077,946           1,307,585

Property and Equipment                                                             52,159              52,015

Other Assets
            Security Deposits                                                      12,051              11,711
            Trade receivable-non-current                                            5,688              11,375
            Intangible Assets, net                                                 40,945              44,603
            License Fee NECTEC                                                        -                   -
            Less Accumulated Amortization                                             -                   -
            Goodwill                                                              618,140             618,140
            Acc. Amort-Goodwill                                                  (200,903)           (185,449)
                                                                             -----------------------------------------
Total Other Assets                                                              $ 475,921          $  500,380

            TOTAL ASSETS                                                        $1,606,026         $1,859,980
                                                                             =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31, 2000   September, 30 2000
Current Liabilities

            Accounts Payable                                                     $ 64,172           $ 137,995
            Product Warranty Reserve                                              225,000             246,785
            Sales Tax Payable                                                       3,460               3,282
            Wages & Payroll taxes Payable                                          44,921              17,510
            Other Accrued Expenses                                                 27,394               2,400
            Accured Vacation                                                       21,828              23,351
                                                                             -----------------------------------------

Total Current Liabilities                                                         386,775              430,963

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                                       -                     -
Shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized:                           10,982               10,982
10,981,534 shares & 9,748,200 shares issued and outstanding on
June 30, 2000 and September 30, 1999 respectively



Paid-In-Capital                                                                   2,443, 470           2,443,470
Accumulated Earnings (Deficit)                                                    (1,235,202)         (1,025,435)
                                                                             -----------------------------------------
Total Stockholder's Equity                                                         1,219,250           1,429,017

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,606,026          $1,859,980
                                                                             =========================================

   The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                            December 31,
                                                         2000          1999
                                                         ----          ----

TOTAL REVENUES                                         $453,238     $ 875,461

COST OF GOODS SOLD                                      130,748       527,537
                                                    ----------------------------

GROSS PROFIT                                            322,490       347,924

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Sales and Marketing                                     122,037        69,685
General and Administrative                              282,037       176,151
Research and Development                                133,163        58,942
                                                   -----------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                537,237       304,778

OPERATING INCOME (LOSS)                                (214,747)       43,146
                                                    ----------------------------

OTHER INCOME AND EXPENSES
           Interest Income                               (7,171)        (954)
           Other Income                                    -            (200)
           Franchise and Other Taxes                      2,191           -
                                                    ----------------------------

TOTAL OTHER INCOME AND EXPENSES                          (4,980)       (1,154)
                                                    ----------------------------

NET INCOME (LOSS)                                    $ (209,767)      $ 44,300
                                                    ============================

INCOME (LOSS) PER SHARE-BASIC                          ($0.019)      ($0.005)

INCOME (LOSS) PER SHARE-DILUTED                        ($0.019)      ($0.004)


Weighted Average Shares Outstanding
                                            Basic     10,981,534     9,748,200
                                            Diluted   11,264,123    10,196,008


    The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                       STATEMENTS OF CASH FLOW (UNAUDITED)
               FOR THE PERIOD OCTOBER 1, 2000 TO DECEMBER 31, 2000
            and THE PERIOD FROM OCTOBER 01, 1999 TO DECEMBER 31, 1999


                                                                            December 31,    December 31,
                                                                                2000            1999
                                                                                ----            ----

Cash Flows from Operating Activities
            Net Cash used by Operating Activities:                          $ (112,526)       $ 136,581
                                                                          ----------------------------------


Cash Flow from Investing Activities:
            Investment in Property and Equipment                              (78,572)            -
                                                                          ----------------------------------

            Net Cash Provided (Used) by Investing Activities                  (78,572)            -
                                                                          ----------------------------------

Cash Flow From Financing Activities:
            Proceeds from Short-Term Debt                                        -                -
            Repayment of Short-Term Debt                                         -                -
            Proceeds from sales of Stock                                         -                -
                                                                                 -                -

            Net Cash Provided (Used) by Financing Activities                     -                -
                                                                          ----------------------------------

Increase (Decrease) in Cash                                                  (191,098)         136,581

Cash Balance at beginning of period                                           702,903           34,201
                                                                          ----------------------------------

Cash balance at end of period                                              $  511,805         $170,782
                                                                          ==================================


Supplemental Disclosure:
            Interest Paid                                                      $0              $0
            Income Taxes-Franchise tax                                       $4,111            $0
            Compensation paid in shares (Non-Cash)                             $0              $0

   The accompanying notes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS

(1)   Basis of Presentation

     In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at December 31, 2000, the results of its operations for the three months ended December 31, 2000 and the cash flow for three months ending December 31, 2000; and December 31,1999. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2000 Form 10-KSB. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2001.

(2)   Interim Period Cost of Goods Sold

     Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciliations of the perpetual inventory record to periodic and annual physical inventory observations.

(3)   Income Taxes

     Significant components of the provision for taxes based on income for the three months ended December 31, 2000 and 1999 are as follows:

                                             2001                       2000
                                            -------                   --------
         Current tax expense
                  Federal                   $   0                     $   0
                  State                       200                       200
                                           --------                  ---------
                                              200                       200

         Deferred tax expense
                  Federal                       0                         0
                  State                         0                         0
                                           ---------                 ---------

         Provision for income taxes         $  200                    $ 200
                                           =========                  ========


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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on December 29, 2000.

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

Revenue
- -------

     For the three months ended December 31, 2000, revenue decreased 52% to $453,238 compared with $875,461 in 1999. Significantly higher sales in the first quarter of the previous year ending December 31, 1999 are attributed to previous contract obligations lasting until year-end. Those contract obligations resulted in product being delivered with no profit margin and an extraordinary higher than expected first quarter results. This also resulted in a significantly higher cost of goods sold as a percentage of sales in the first quarter ending December 31, 1999.

Gross Profit
- ------------

     For the three months ended December 31, 2000 gross profit on sales decreased 7.3% to $322,490 compared with $347,924 in 1999. This quarter marked a transition for the Company with the departure of the previous Chief Executive Officer who resigned effective December 6, 2000.

Gross Margin
- ------------

     The gross margin percentage for the quarter was 71% compared to 40% for the same period in 1999. This increase in gross margin is largely due to a reduced cost of goods sold now that the Company is distributing its own software product, along with being able to negotiate better discounts with vendors now that the Company has a record of greater purchasing volumes.

Sales and Marketing
- -------------------

     The Company's sales and marketing expenses for the quarter were $122,037; compared with expenses of $69,685 for the same quarter in fiscal year 1999. The increase reflects the cost of increased sales and marketing activity. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.

Research and Development
- ------------------------

     The Company spent $133,163 on research and development activities during the quarter, which compares with $58,942 for the same quarter in the prior fiscal year. The Company anticipates that software development costs will increase as the Company continues its recruitment of additional software development expertise. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

Operational and Administrative
- ------------------------------

     Operational and administrative expenses were $282,037 for the quarter, which compares with $176,151 for the same quarter in the previous year. The increase is partly driven by an increase in staff; with the majority due to increased sales activity, bonus payments, and the operational, manufacturing and support the increase in activity requires. The Company believes that operational and administrative costs will increase in the future if the Company is successful in its efforts to recruit additional staff and continue to develop its capabilities in this area. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

Results of Operations
- ---------------------

     Increased expenses for sales, marketing, operations and administration, and cost of good sold; along with lower than expected revenues resulted in an operating loss of ($214,747) for the three months ending December 31, 2000 compared to an operating profit of $43,146 for the same period in the prior fiscal year.

Liquidity and Capital Resources
- -------------------------------

     In the quarter ending December 31, 2000, the Company generated an operating loss of ($214,747). On December 31, 2000, the Company had $511,805 in cash and accounts receivable of $411,259. Accounts payable totaled $64,172.

     The Company anticipates that cash requirements for the remainder of the year will be met by a combination of existing cash on hand and operational income.

Foreign Currency Transactions
- -----------------------------

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation
- ---------

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

Share Price Volatility
- ----------------------

     During the first quarter of fiscal year 2001, the Company's share price experienced relative price stability. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

Year 2000 Impact.
- ----------------

     To date, the Company has not experienced any year 2000 issues with any of its internal systems or products, and it does not expect to experience any in the future. Additionally, it has not experienced any year 2000 issues related to any of its key third party suppliers, distributors and customers nor does it expect to experience any in the future.

Forward-looking Statements
- --------------------------

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

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

          None.

Item 6   Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  No.  27 - Financial Data Schedule as of December 31, 2000.

         (b)      Form 8-K Reports:   None.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACCUIMAGE DIAGNOSTICS CORP.

February 13, 2001                      By:  /s/  Douglas P. Boyd
                                          -------------------------------
                                           Douglas P. Boyd
                                           Chairman of the Board of Directors