Form 10QSB/A
period 2000-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2001-03-29
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB/A

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

                    Issuer's telephone number: (650) 875-0192
--------------------------------------------------------------------------------

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

                                   Form 10-QSB/A
                                December 31, 2000

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

Item 6.  Exhibits and Reports on Form 8-K.....................................9


Signature.....................................................................9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
         DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000 (AUDITED)



ASSETS                                                                       December 31, 2000    September 30, 2000
Current Assets                                                                  (UNAUDITED)          (AUDITED)
                                                                             -----------------     ------------------

            Cash                                                                 $511,805            $702,903
            Accounts Receivable Net of Allowance                                  411,259             499,141
            Less Allowance for Doubtful accounts
            Other receivable  (ShortTerm)                                          73,148                -
            Inventory                                                              73,685             101,893
            Prepaid Rent                                                            8,048               3,648
                                                                             -----------------------------------------
Total Current Assets                                                            1,077,946           1,307,585

Property and Equipment                                                             52,159              52,015

Other Assets
            Security Deposits                                                      12,051              11,711
            Trade receivable-non-current                                            5,688              11,375
            Intangible Assets, net                                                 40,945              44,603
            Goodwill                                                              618,140             618,140
            Acc. Amort-Goodwill                                                  (200,903)           (185,449)
                                                                             -----------------------------------------
Total Other Assets                                                              $ 475,921          $  500,380

            TOTAL ASSETS                                                        $1,606,026         $1,859,980
                                                                             =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY                                         December 31, 2000   September, 30 2000
Current Liabilities

            Accounts Payable                                                     $ 64,172           $ 137,995
            Product Warranty Reserve                                              225,000             246,785
            Sales Tax Payable                                                       3,460               3,282
            Wages & Payroll taxes Payable                                          44,921              17,510
            Other Accrued Expenses                                                 27,394               2,400
            Accured Vacation                                                       21,828              23,351
                                                                             -----------------------------------------

Total Current Liabilities                                                         386,775              430,963

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                                       -                     -
Shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized:                           10,982               10,982
10,981,534 shares & 9,748,200 shares issued and outstanding on
December 31, 2000 and December 31, 1999 respectively



Paid-In-Capital                                                                   2,443, 470           2,443,470
Accumulated Earnings (Deficit)                                                    (1,235,202)         (1,025,435)
                                                                             -----------------------------------------
Total Stockholder's Equity                                                         1,219,250           1,429,017

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,606,026          $1,859,980
                                                                             =========================================

   The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE PERIOD OCTOBER 1, 2000 TO DECEMBER 31, 2000
            AND FOR THE PERIOD OCTOBER 1, 1999 TO DECEMBER 31, 1999


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

(3)   Income Taxes

     Significant components of the provision for taxes based on income for the three months ended December 31, 2000 and 1999 are as follows:

                                             2000                       1999
                                            -------                   --------
         Current tax expense
                  Federal                   $   0                     $   0
                  State                       200                       200
                                           --------                  ---------
                                              200                       200

         Deferred tax expense
                  Federal                       0                         0
                  State                         0                         0
                                           ---------                 ---------

         Provision for income taxes         $  200                    $ 200
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

Revenue
-------

     For the three months ended December 31, 2000, revenue decreased 48% to $453,238 compared with $875,461 in 1999. Significantly higher sales in the first quarter of the previous year ending December 31, 1999 are attributed to previous contract obligations lasting until year-end. Those contract obligations resulted in product being delivered with no profit margin and an extraordinary higher than expected first quarter results. This also resulted in a significantly higher cost of goods sold as a percentage of sales in the first quarter ending December 31, 1999.

Gross Profit
------------

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

                                      ACCUIMAGE DIAGNOSTICS CORP.

March 29, 2001                      By:  /s/  Douglas P. Boyd
                                          -------------------------------
                                           Douglas P. Boyd
                                           Chairman of the Board of Directors