Form 10QSB
period 2001-03-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2001-05-15
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 Yes _X_ No ___

The number of shares outstanding of the issuer's common stock was 10,981,534 shares of common stock, par value $.001, as of April 23, 2001. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes___ No _X_

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                 March 31, 2001


TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

                Balance Sheets as of March 31, 2001 (unaudited) and           3
                September 30, 2000

                Statements of Operations (unaudited) for the Three Months s
                and Six Month Ended March 31, 2001 and 2000                   4

                Statements of Cash Flow (unaudited) for the Period
                Ended March 31, 2001 and 2000                                 5

                Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of
             Financial Condition or Plan of Operations                        8

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                                10

Item 4.  Submission of Matters to a Vote of Securities Holders                10

Item 6.  Exhibits and Reports on Form 8-K                                     10


Signature                                                                     10

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements


                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
           MARCH 31, 2001(UNAUDITED) AND SEPTEMBER 30, 2000 (AUDITED)





ASSETS                                                                       March 31, 2001           September 30, 2000
Current Assets                                                                (UNAUDITED)                  (AUDITED)
                                                                                                           ---------
                 Cash                                                           $167,048                   $702,903
                 Accounts Receivable, Net of Allowance                           657,368                    499,141
                  for Doubtful accounts of $26,712
                 Inventory - net of reserve for obsolete equipment                63,206                    101,893
                 Prepaid Rent                                                     11,566                      3,648
                 Prepaid insurance                                                24,850                         -
                 Note receivable - short term                                     44,778                         -
                                                                       ---------------------------------------------------------
Total Current Assets                                                             968,816                  1,307,585

Property and Equipment, net of accumulated depreciation                           46,880                     52,015

Other Assets
                 Security Deposits                                                12,051                     11,711
                 Trade receivable-non-current                                      5,688                     11,375
                 Licenses, net of accumulated amortization                        37,287                     44,603
                 Goodwill                                                        618,140                    618,140
                 Acc. Amort-Goodwill                                            (216,357)                  (185,449)
                                                                       ---------------------------------------------------------
Total Other Assets                                                              $456,809                   $500,380

                 TOTAL ASSETS                                                 $1,472,505                 $1,859,980
                                                                       =========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

                 Accounts Payable                                             $    8,746                  $ 137,995
                 Product Warranty Reserve                                        216,157                    246,785
                 Sales Tax Payable                                                 4,308                      3,282
                 Wages & Payroll taxes Payable                                      -                        17,150
                 Other Accrued Expenses                                           76,303                      2,400
                 Accrued Vacation                                                 35,606                     23,351
                                                                       --------------------------------------------------------

Total Current Liabilities                                                        341,120                    430,963

Stockholders' Equity
Preferred Shares - $0.001 Par Value: 10,000,000                                    -                             -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized:                          10,982                     10,982
10,981,534  shares issued and outstanding on
March 31, 2000 and September 30, 2000


Paid-In-Capital                                                                2,443,470                  2,443,470
Accumulated Earnings (Deficit)                                                (1,323,067)                (1,025,435)
                                                                              -------------------------------------------------

Total Stockholder's Equity                                                     1,148,004                  1,429,017

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,472,505                 $1,859,980
                                                                              =================================================

   The accompanying notes are an integral part of these financial statements.

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000



                                               For the three months     For the six months
                                                  Ended March 31,          Ended March 31,
                                                 2001        2000       2001        2000
                                                 ----        ----       ----        ----


TOTAL REVENUES                                 $811,810    $802,341  $1,265,048 $1,677,802

COST OF GOODS SOLD                              163,816     140,217     294,563    667,752
                                             ------------------------------------------------

GROSS PROFIT                                    647,994     662,124     970,485   1,010,050

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Sales and Marketing                             193,712      70,267     315,748    139,953
General and
Administrative                                  344,135      191,710    626,192    367,863
Research and
Development                                     203,228      104,588    336,373    163,530
                                             ------------------------------------------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                        741,075      366,565  1,278,313    671,346


OPERATING INCOME (LOSS)                         (93,081)     295,559   (307,828)   338,704
                                             ------------------------------------------------

OTHER (INCOME) AND EXPENSES
          Interest Income                      (7,912)     (2,893)    (15,083)    (3,847)
          Other Income                          (750)         -         (750)      (200)
          Franchise and Other Taxes             3,446        400        5,637       400
                                             ------------------------------------------------


TOTAL OTHER (INCOME) AND EXPENSES              (5,216)     (2,493)    (10,196)    (3,647)
                                             ------------------------------------------------

NET INCOME (LOSS)                             $(87,865)  $298,052   $(297,632)  $342,351
                                             ================================================


INCOME (LOSS) PER SHARE-BASIC                  ($0.001)     $0.003    ($0.003)     $0.004


INCOME (LOSS) PER SHARE-DILUTED                ($0.001)     $0.003    ($0.003)     $0.003

Weighted Average Shares Outstanding
                                     Basic    10,981,534  9,825,436  10,981,534  9,786,818
                                     Diluted  11,435,218  10,633,648 11,435,218  10,595,030



                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE PERIOD OCTOBER 1, 2000 TO MARCH 31, 2001
             and THE PERIOD FROM OCTOBER 01, 1999 TO MARCH 31, 2000


                                                                                     March 31,       March 31,
                                                                                       2001            2000
                                                                                       ----            ----

Cash Flows from Operating Activities
            Net Cash provided (used) by Operating Activities:                      $ (485,653)       $ 105,769
                                                                                 ----------------------------------

            Loan to other entity
Cash Flow from Investing Activities:
            Investment in Property and Equipment                                       (5,424)             -
            Loan to other entity                                                      (44,778)             -
                                                                                 ----------------------------------

            Net Cash Provided (Used) by Investing Activities                          (50,202)             -
                                                                                 ----------------------------------

Cash Flow From Financing Activities:
            Repayment of Short-Term Debt                                                -              (4,500)
            Proceeds from sales of Stock                                                -             566,000
                                                                                        -
                                                                                 ----------------------------------

            Net Cash Provided (Used) by Financing Activities                            -             561,500
                                                                                 ----------------------------------

Increase (Decrease) in Cash                                                          (535,855)        667,269

Cash Balance at beginning of period                                                   702,903          34,201
                                                                                 ----------------------------------

Cash balance at end of period                                                      $  167,048        $701,470
                                                                                 ==================================


Supplemental Disclosure:
            Income Taxes-Franchise tax                                              $3,151            $0



   The accompanying notes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS

(1)      Basis of Presentation

     In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 2001, the results of its operations for the three months ended March 31, 2001 and the cash flow for the period ended March 31, 2001; and March 31, 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2000 Form 10-KSB. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2001.

(2)      Interim Period Cost of Goods Sold

     Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciling the perpetual inventory record to periodic and annual physical inventory observations.

(3)      Income Taxes

     Significant components of the provision for taxes based on income for the six months ended March 31, 2001 and 2000 are as follows:

                                             2001              2000
                                            -------         --------
         Current tax expense
                  Federal                  $   0              $  0
                  State                      400               400
                                           --------        ---------
                                             400               400

                  Deferred tax expense
                  Federal                      0                 0
                  State                        0                 0
                                          ---------        ---------

         Provision for income taxes        $  400           $  400
                                          =========        =========


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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on December 29, 2000.


     AccuImage is engaged in the development, marketing and support of software for visualization, analysis and management of medical imaging data, particularly in support of the imaging screening market, a market that is growing even faster than the traditional imaging market. The software brings value by reducing the time the physician needs for reviewing and reporting cases, enhancing the interpretation of studies, and providing readily visualizable 3-D images for marketing, promotion and patient information. Efficiency gains and cost savings are realized through automated reporting tools incorporating expert knowledge, and by providing hardware and software for distribution of the images and reports via internal networks as well as internet transmission to remote locations, to referring physicians and to patients. The Company is now ready to expand its markets through a three-pronged approach: The generation of automated report generators for new applications, including whole body screening; the sale of upgrades and new products to existing customers; and the provision of quality assurance accreditation support services needed for demonstrating compliance with upcoming recommendations from the American College of Radiology and other accrediting bodies. The Company is also actively establishing a proprietary position in these new areas. Market expansion is dependent on reaching agreement with OEMS and large service providers. The Company has established an infrastructure capable of supporting the needs of these organizations. This has required an up-front investment in personnel resources, in advance of these programs yielding revenue. Coupled with an unexpected strong decrease in orders from the Company's largest customer, Imatron, this has resulted in a period of negative cash flow. Our programs have attracted attention from the intended markets, and we expect these programs to start to produce results in the next few months. There is no certainty that such results will be achieved.


Revenue
-------

     For the three months ended March 31, 2001, revenue increased 1.2% to $811,810 compared with $802,341 in 2000.


Gross Profit
------------

     For the three months ended March 31, 2001 gross profit on sales decreased 2.1% to $647,994 compared with $662,124 in 2000. This quarter marked a transition for the Company with the hiring of a new Chief Executive Officer, Dr. Leon Kaufman.


Gross Margin
------------

     The gross margin percentage for the quarter was 80% compared to 83% for the same period in 2000. This decrease in gross margin is largely due to a increased cost of goods sold driven by a reserve for obsolete equipment, offset by our ability to negotiate better discounts with vendors now that the Company has a record of greater purchasing volumes.


Sales and Marketing
-------------------

     The Company's sales and marketing expenses for the quarter were $193,712; compared with expenses of $70,267 for the same quarter in fiscal year 2000. The increase reflects the cost of increased sales and marketing activity and added staff. The Company expects sales and marketing costs to continue to increase as additional sales personnel are recruited and sales commissions increase, although this forward looking statement will be influenced by the actual sales levels attained by the Company's sales force.


Research and Development
------------------------

     The Company spent $203,228 on research and development activities during the quarter, which compares with $104,588 for the same quarter in the prior fiscal year. The Company anticipates that software development costs will increase as the Company continues its recruitment of additional software development expertise. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.


Operational and Administrative
------------------------------

     Operational and administrative expenses were $314,135 for the quarter, which compares with $191,710 for the same quarter in the previous year. The increase is partly driven by an increase in staff; with the majority due to increased sales activity, bonus payments, and the operational, manufacturing and support the increase in activity requires. The Company believes that operational and administrative costs will increase in the future if the Company is successful in its efforts to recruit additional staff and continue to develop its capabilities in this area. As a result of becoming a reporting Company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.


Results of Operations
---------------------

     Increased expenses for sales, marketing, operations and administration; along with lower than expected revenues from sales to Imatron, Inc. resulted in an operating loss of ($93,081) for the three months ending March 31, 2001 compared to an operating profit of $295,559 for the same period in the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

     In the quarter ending March 31, 2001, the Company generated an operating loss of ($93,081). On March 31, 2001, the Company had $167,048 in cash and accounts receivable of $673,987. Working Capital for the period ended March 31, 2001 equaled $644,315 compared with $876,622 for the period ended September 30, 2000. The current ratio for the period ended March 31, 2001 was 2.81, with 3.01 as the current ratio for the period ended September 30, 2000.

     The Company anticipates that cash requirements for the remainder of the year will be met by a combination of existing cash on hand and operational income, and financing. There is no assurane that the Company will be able to obtain the necessary financing. In the event that such financing cannot be obtained, the Company's business could be adversely affected.


Foreign Currency Transactions
-----------------------------

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.


Inflation
---------

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.


Share Price Volatility
----------------------

     During the second quarter of fiscal year 2001, the Company's share price experienced some price decline and volatility compared to the same period in the prior fiscal year. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.


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

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

          None.

Item 4.  Submission of Matters to a Vote of Securities Holders

     At the Company's Annual Meeting of Stockholders held on February 12, 2001, the following matters were submitted to a vote of the stockholders of the Company.

     (i) The election of Douglas P. Boyd, John Klock, Alexander R. Margulis, and Chris Shepherd as directors to serve a one-year term.

    Nominees                     Shares Voted in Favor           Shares Withheld
    --------                     ---------------------           ---------------
    Douglas P. Boyd                 7,813,430                          8,000
    John C. Klock                   7,813,430                          8,000
    Alexander R. Margulis           7,814,930                          6,500
    Chris Shepherd                  7,814,930                          6,500

     (ii) The Amended and Restated Articles of Incorporation were approved by a total of 7,812,630 votes in favor, 2,500 votes against, and 6,300 shares abstaining.

     (iii) The Amendment to Article IX of the Bylaws was approved by a total of 7,812,630 votes in favor, 2,500 votes against, and 6,300 shares abstaining.


Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  None.

         (b)      Form 8-K Reports:  None.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACCUIMAGE DIAGNOSTICS CORP.


May 15, 2001                           By:  /s/  Leon Kaufman
                                          ----------------------------------
                                          Leon Kaufman
                                          Chief Executive Officer