Form 10QSB
period 2001-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2001-08-20
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

           Nevada                                          33-0713615
--------------------------                       -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

400 Grandview Drive, South San Francisco, California              94080-4920
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

                                 Yes _X_ No ___

The number of shares outstanding of the issuer's common stock was 10,981,534 shares of common stock, par value $.001, as of June 30, 2001. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes___ No _X_

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                  June 30, 2001


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

             Balance Sheets as of June 30, 2001 (unaudited)                   3
               and September 30, 2000

             Statements of Operations (unaudited) for the
               Three Months and Nine Months Ended June 30, 2001 and 2000      4

             Statements of Cash Flow (unaudited) for the Period
               Ended June 30, 2001 and 2000                                   5

             Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
             Financial Condition or Plan of Operations                        7

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                               10

Item 4.  Submission of Matters to a Vote of Securities Holders               10

Item 6.  Exhibits and Reports on Form 8-K                                    10


Signature                                                                    10

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements


                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
            JUNE 30, 2001(UNAUDITED) AND SEPTEMBER 30, 2000 (AUDITED)

ASSETS                                                                         June 30, 2001        September 30, 2000
                                                                                (UNAUDITED)             (AUDITED)
Current Assets
              Cash                                                               $209,248                 $702,903
              Accounts Receivable, Net of Allowance                               344,804                  499,141
                 for Doubtful accounts of $10,073 and $26,712
              Inventory - net of reserve for obsolete equipment                    56,185                  101,893
              Prepaid Rent                                                         11,566                    3,648
              Prepaid insurance                                                    17,749                        -
              Other prepaids                                                        3,846                        -
              Note receivable - short term                                         37,323                        -
                                                                            ------------------------ ---------------------
Total Current Assets                                                              680,721                1,307,585

Property and Equipment, net of accumulated depreciation                            41,600                   52,015

Other Assets
              Security Deposits                                                    18,887                   11,711
              Trade receivable-non-current                                              -                   11,375
              Licenses, net of accumulated amortization                            33,628                   44,603
              Goodwill, net of accumulated amortization                           386,331                  432,691
                                                                          ------------------------ ---------------------
Total Other Assets                                                                438,846                  500,380

              TOTAL ASSETS                                                     $1,161,167               $1,859,980
                                                                          ======================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
              Accounts Payable                                                    $25,552                 $137,995
              Product Warranty Reserve                                            216,157                  246,785
              Sales Tax Payable                                                     4,511                    3,282
              Wages & Payroll taxes Payable                                             -                   17,150
              Other Accrued Expenses                                               49,439                    2,400
              Accrued Vacation                                                     43,454                   23,351
                                                                          ------------------------ ---------------------
Total Current Liabilities                                                         339,113                  430,963

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                                         -                        -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized;                           10,982                   10,982
10,981,534 shares issued and outstanding on
June 30, 2001 and September 30, 2000

Paid-In-Capital                                                                 2,443,470                2,443,470
Accumulated Earnings (Deficit)                                                 (1,632,398)              (1,025,435)
                                                                          ------------------------ ---------------------

Total Stockholder's Equity                                                        822,054                1,429,017

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,161,167               $1,859,980
                                                                          ======================== =====================

   The accompanying notes are an integral part of these financial statements

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000



                                               For the three months    For the nine months
                                                  Ended June 30,          Ended June 30,
                                                 2001        2000       2001        2000
                                                 ----        ----       ----        ----

TOTAL REVENUES                                $440,206    $694,567  $1,705,254  $2,372,369

COST OF GOODS SOLD                              82,124     204,128     376,687     764,613
                                             ------------------------------------------------

GROSS PROFIT                                   358,082     490,439   1,328,567   1,607,756

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
Sales and Marketing                             94,877     136,914     410,625    276,867
General and
Administrative                                 331,333     396,371     957,525    942,170
Research and
Development                                    239,837      56,693     576,210    149,552
                                             ------------------------------------------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                       666,047     589,978    1,937,360  1,368,589


OPERATING INCOME (LOSS)                       (307,965)    (99,539)    (615,793)   239,167
                                             ------------------------------------------------

OTHER (INCOME) AND EXPENSES
          Interest Income                      (2,805)     (9,481)    (17,888)    (13,329)
          Other Income                          (100)         -         (850)      (200)
          Franchise and Other Taxes             4,273        200        9,910       600
                                             ------------------------------------------------


TOTAL OTHER (INCOME) AND EXPENSES               1,368      (9,281)     (8,828)    (12,929)
                                             ------------------------------------------------

NET INCOME (LOSS)                             $(309,333)  $(90,258)  $(606,965)  $252,096
                                             ================================================


INCOME (LOSS) PER SHARE-BASIC                  $(0.028)    $(0.008)   $(0.055)     $0.025


INCOME (LOSS) PER SHARE-DILUTED                $(0.028)    $(0.008)   $(0.055)     $0.023

Weighted Average Shares Outstanding
                                     Basic    10,981,534  10,914,253 10,981,534  10,236,497
                                     Diluted  10,981,534  11,731,543 10,981,534  11,053,787


                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE PERIOD OCTOBER 1, 2000 TO JUNE 30, 2001
              and THE PERIOD FROM OCTOBER 1, 1999 TO JUNE 30, 2000



                                                                                   June 30,            June 30,
                                                                                     2001                2000
                                                                                   --------            --------
Cash Flows from Operating Activities
              Net Cash provided (used) by Operating Activities:                     $(443,453)            $ (9,174)
                                                                              -------------------- ------------------

              Loan to other entity

Cash Flow from Investing Activities:
              Investment in Property and Equipment                                     (5,424)              (6,993)
              Loan to other entity                                                    (44,778)                   -
                                                                              -------------------- ------------------

              Net Cash Provided (Used) by Investing Activities                        (50,202)              (6,993)
                                                                              -------------------- ------------------

Cash Flow From Financing Activities:
              Repayment of Short-Term Debt                                                  -               (4,500)
              Proceeds from Sales of Stock                                                  -              730,500
                                                                              -------------------- ------------------

              Net Cash Provided (Used) by Financing Activities                              -              726,000
                                                                              -------------------- ------------------

Increase (Decrease) in Cash                                                          (493,655)             709,833

Cash Balance at beginning of period                                                   702,903               34,201
                                                                              -------------------- ------------------

Cash Balance at end of period                                                        $209,248             $744,034
                                                                              ==================== ==================

Supplemental Disclosure:
              Interest Paid                                                                $0                   $0
              Income Taxes-Franchise tax                                               $4,273                   $0
              Compensation paid in shares (Non-Cash)                                       $0                   $0


   The accompanying notes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS

(1) Basis of Presentation

     In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 2001, the results of its operations for the three months ended June 30, 2001 and the cash flow for the period ended June 30, 2001; and June 30, 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2000 Form 10-KSB. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2001.


(2) Interim Period Cost of Goods Sold

     Interim period cost of goods sold is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciling the perpetual inventory record to periodic and annual physical inventory observations.


(3) Income Taxes

     Significant components of the provision for taxes based on income for the nine months ended June 30, 2001 and 2000 are as follows:

                                                2001                  2000
                                                ----                  -----
         Current tax expense
                  Federal                     $   0                  $  0
                  State                         600                   600
                                              -----                  -----
                                                600                   600

                  Deferred tax expense
                  Federal                         0                     0
                  State                           0                     0
                                              -----                 ------
         Provision for income taxes           $ 600                 $ 600
                                              =====                 ======


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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on December 29, 2000.


AccuImage is engaged in the development, marketing and support of software for visualization, analysis and management of medical imaging data, particularly in support of the imaging screening market, a market that is growing even faster than the traditional imaging market. The software brings value by reducing the time the physician needs for reviewing and reporting cases, enhancing the interpretation of studies, and providing readily visualizable 3-D images for marketing, promotion and patient information. Efficiency gains and cost savings are realized through automated reporting tools incorporating expert knowledge, and by providing hardware and software for distribution of the images and reports via internal networks as well as internet transmission to remote locations, to referring physicians and to patients. The company is now ready to expand its markets through a three-pronged approach: The generation of automated report generators for new applications, including whole body screening; the sale of upgrades and new products to existing customers; and the provision of quality assurance accreditation support services needed for demonstrating compliance with upcoming recommendations from the American College of Radiology and other accrediting bodies. The company is also actively establishing a proprietary position in these new areas. Market expansion is dependent on reaching agreements with OEMs and large service providers. The company has established an infrastructure capable of supporting the needs of these organizations. This has required an up-front investment in personnel resources, in advance of these programs yielding revenue. Coupled with an unexpected decrease in orders from the company's largest customer, Imatron, this has resulted in a period of negative cash flow. Our programs have attracted attention from the intended markets, and we expect these programs to start to produce results in the next few months. There is no certainty that such results will be achieved.

Revenue
-------

     For the three months ended June 30, 2001, revenue decreased 37.6% to $440,206 compared with $694,567 in 2000.

Gross Profit
------------

     For the three months  ended June 30, 2001 gross  profit on sales  decreased
27.0 % to $358,082 compared with $490,439 in 2000.

Sales and Marketing
-------------------

     The Company's sales and marketing expenses for the quarter were $94,877; compared with expenses of $136,914 for the same quarter in fiscal year 2000. The decrease reflects the cost of decreased sales and marketing activity.

Research and Development
------------------------

     The Company spent $239,837 on research and development activities during the quarter, which compares with $56,693 for the same quarter in the prior fiscal year. The Company anticipates that software development costs will increase as the Company continues its recruitment of additional software development expertise. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

Operational and Administrative
------------------------------

     Operational and administrative expenses were $331,333 for the quarter, which compares with $396,371 for the same quarter in the previous year. The decrease is primarily driven by a decrease in administrative staff and related expenses. The Company believes that operational and administrative costs will increase in the future if the Company is successful in its efforts to recruit additional staff and continue to develop its capabilities in this area. As a result of becoming a reporting company pursuant to the Securities Exchange Act of 1934, the Company will likely increase its expenditures on investor relations and legal and financial expertise.

Results of Operations
---------------------

     Increased expenses for research and development along with lower than expected revenues from sales to Imatron, Inc. resulted in an operating loss of $307,965 for the three months ending June 30, 2001 compared to an operating loss of $99,539 for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

     In the quarter ending June 30, 2001, the Company generated an operating loss of ($307,965). On June 30, 2001, the Company had $209,248 in cash and accounts receivable of $354,876. Working Capital for the period ended June 30, 2001 equaled $341,608 compared with $876,622 for the period ended September 30, 2000. The current ratio for the period ended June 30, 2001 was 2.01 with 3.01 as the current ratio for the period ended September 30, 2000.

     The Company anticipates that cash requirements for the remainder of the year will be met by a combination of existing cash on hand, operational income, and financing. There is no assurance that the Company will be able to obtain the necessary financing. In the event that such financing cannot be obtained, the Company's business could be adversely affected.

Foreign Currency Transactions
-----------------------------

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation
---------

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

Share Price Volatility
----------------------

     During the third quarter of fiscal year 2001, the Company's share price experienced some price decline and volatility compared to the same period in the prior fiscal year. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

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

         (a)

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  None.

         (b)      Form 8-K Reports:  None.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ACCUIMAGE DIAGNOSTICS CORP.

August 20, 2001

                                             By:  /s/  Leon Kaufman
                                               --------------------------------
                                               Leon Kaufman
                                               Chief Executive Officer