Form 10KSB
period 2001-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2002-01-14
CIK 1089799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

[_]  Transition report under section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from           to             .

Commission file number: 000-26555

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

             Nevada                                             33-0713615
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

400 Grandview Drive, South San Francisco, California            94080-4920
----------------------------------------------------            ----------
     (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (650) 875-0192

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $0.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended September 30, 2001: $2,112,794

As of September 30, 2001, there were 10,981,534 shares of common stock, no par value, outstanding.

Portions of the following document are incorporated by reference:

Parts of the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 2001 fiscal year, are incorporated by reference into Part III hereof.

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

     BUSINESS OF ISSUER

     AccuImage is engaged in the development, marketing and support of software for the visualization, analysis and management of medical imaging data. The software's primary function is to enhance physicians' interpretation of data from medical imaging modalities such as computed tomography ("CT"), magnetic resonance ("MR") and ultrasound through the application of three-dimensional ("3D") computer graphics and image processing technologies. This enhanced analysis can support physicians in clinical diagnosis, surgical planning and medical research. Three-dimensional visualization allows communication of findings in a form readily understood by physicians and others without the specialized training otherwise required for interpreting the images generated by the medical imaging modalities. Efficiency gains and cost savings may be realized through automated reporting tools and provision for electronic distribution of the medical imaging data and post-processed results via internal networks and the Internet.

     The AccuImage software was conceived and developed on the same hardware platform that it is now distributed on: standard, high-performance, low cost personal computer ("PC") workstations running the Windows operating system from Microsoft. The software interfaces with various medical imaging modalities via the standard medical imaging DICOM protocol and uses the Internet and standard PC networks for subsequent distribution of images and post-processed results. Through this combination of standard underlying products and protocols, AccuImage is able to offer to physicians cost-effective, easy-to-use yet powerful visualization, analysis and laborsaving tools for everyday use.

     The Company markets its products to radiology departments, imaging centers and original equipment manufacturers ("OEMs") of diagnostic imaging systems both through a direct sales force, non-exclusive distributors in the United States and independent distributors in international markets.

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

     The cross-sectional images from these imaging devices have traditionally been transferred in batches to large-format film for review (similar in appearance to conventional x-ray film). As computer and networking technologies improve, companies are offering systems that provide for the electronic storage and transmission of images as well as providing computerized viewing stations, eliminating the need for film. Further technological advances have made possible viewing and manipulation of the data as complete, three-dimensional visualizations reconstructed by software from the cross-sectional data.

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

     This digital revolution in medical imaging means that images can be shared inside and outside the hospital or imaging center with the aid of network technology including the Internet and private Intranets. The American College of Radiology, the National Electrical Manufacturers' Association and other professional organizations have in recent years sponsored the development of a standard image storage and communication protocol so that images from various devices can be shared in a common display format. This standard is known as DICOM (Digital Imaging and Communications in Medicine). The widespread adoption of the DICOM standard creates a business opportunity for AccuImage and others to participate in the developing of a market for applications software that provides visualization and analysis solutions for users of network distributed medical images.

     A number of trends are evident in the highly competitive medical imaging industry. Successive generations of scanning devices bring increased scanning speed and image detail. Consequently, increasing numbers of cross-sectional slices are being produced in a single study. This tends to make the viewing of printed images on x-ray film logistically impractical and expensive, favoring a computerized visualization system that can rapidly browse the large dataset and integrate it directly with 3D reconstructions of the subject anatomy.

     Younger generations of physicians are increasingly familiar and confident with computerized systems, and there is increasing clinical acceptance of electronic visualization and analysis as teaching institutions rely more heavily on computerized review, storage and communications systems.

     In addition to the trends observable in the medical imaging industry which may benefit the Company in the future, the Company's advanced visualization and analysis tools already offer radiologists enhanced ability to analyze radiological studies, with the potential to extract more information than is available from the slice views alone. Three-dimensional reconstructions are also easier for untrained personnel to understand, enhancing the radiologist's ability to communicate findings to others.

     Beyond radiology, enhanced visualization and analysis tools may provide surgeons with valuable and useful information to aid with pre-surgical planning and post-surgical follow-up. In a similar fashion, the oncologist may benefit from three-dimensional visualization of planned treatment sites, and post-treatment follow-up of the same.

     Finally, the use of the global Internet to communicate medical imaging data and findings brings the potential for enhanced collaboration between physicians and remote expert consultants and examiners.

THE ACCUIMAGE TECHNOLOGY

     The core technology of the AccuImage software is a special application of three-dimensional computer graphics known as "Volume Rendering." Volume Rendering applies the power of modern computer systems to the cross-sectional image data in order to create three-dimensional visualizations of the subject of the original scan. Often, semi-transparent and colorful images are produced to enhance the understanding of the graphics. Volume rendering can display some parts of the data to allow hard, solid tissue such as bone to be viewed "through" and "behind" softer tissue such as muscle, which can be made to appear as semi-transparent. This allows the physician to rapidly, safely and non-invasively view inaccessible body parts.

     The Company's software development team successfully implemented Volume Rendering technology in software developed for the Microsoft Windows operating system using Intel processors, to take advantage of the latest multi-processor systems with ever-increasing clock speed. This technology, in conjunction with sophisticated analysis and review software, forms the technology "core" of the AccuImage product line.

     In support of the visualization and analysis technology the AccuImage software provides, the software also features data communication and management crucial to the efficient workflow of a modern imaging center or radiology department. The DICOM standard is used for transfer of images within a facility, with web-based Internet distribution provided for secure and rapid remote access, transfer and review. Automated reporting and databasing tools complete the suite of capabilities offered by the AccuImage product line.

TARGET MARKETS FOR ACCUIMAGE PRODUCTS

     AccuImage seeks to place its products in the developing market for computerized medical imaging review, visualization and communication. The customers in this market specialize in a range of activities, including advanced visualization and analysis, imaging center management, filmless operation and image distribution. The market is developing to include centralized and distributed radiology (i.e. Teleradiology), remote diagnosis and consultation, pre-surgical planning and post-surgical follow-up, cancer assessment and treatment planning, as well as educational applications for the technology. Hence, the customers for these applications include radiology, surgery and oncology departments of hospitals, leading research centers, imaging centers, clinics and physician groups.

THE ACCUIMAGE MARKETING STRATEGY

     The Company's main strategy for marketing its technology is direct sales to radiology professionals through its sales force and distribution network. Since radiologists represent the physician base closest to and most actively involved in medical imaging, the Company believes they will represent the best opportunity for placement of the Company's products in the short to medium term. Radiology represents a developing market for both advanced visualization/ analysis techniques and networked distribution and efficiency enhancing products. In order to develop the AccuImage brand in the radiology community, the Company will develop research associations with leading research and teaching institutions involved in the development and research of future techniques and procedures, and will sell directly to institutions through advertising, trade show presence, distributors and direct sales. The Company will also develop OEM relationship and seek other distribution channels both domestically and abroad.

PRODUCTS AND DEVELOPMENT

     AccuImage has a comprehensive product line and distribution system, however, since the Company operates in a fiercely competitive software market, further deployment of considerable resources for continued development and product enhancement is an ongoing requirement. The Company's main products are the eStation3D web-based image distribution system and the AccuView workstation for advanced analysis, postprocessing and image management.

     o    AccuView Workstation: A solution for medical imaging applications.

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

     The complete workstation configuration features full-color, 3D volume rendering, fly-through/fly-around path planning, expert-based report generators, and coronary artery calcium scoring software, with an emphasis on ease of use and procedural workflow.

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

     The modular architecture of the AccuView workstation allows the Company to market the product in a form which can be upgraded, offering the Company continuing sales prospects and a continuing revenue stream.

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

     The downloadable eStation3D image review software supports basic slice review and simple 3D browsing of the dataset, and can be upgraded to the full AccuView workstation capability.

MARKETING AND DISTRIBUTION

     AccuImage markets its products through direct sales to radiology professionals in hospitals and independent imaging centers. The Company maintains an advertising presence in major radiology periodicals and journals, and ensures that the Company web site is up to date. The Company also actively courts related press in order to develop a presence in editorial comment on subjects related to the Company's activities.

     The Company's products are primarily distributed directly by its own sales and installation staff, with the rest of the product distribution managed by several U.S. and international distributors, including Imatron Inc. ("Imatron"), a non-exclusive US distributor of AccuImage workstations.

     In April 1999, Imatron entered into a five-year non-exclusive product development and distribution agreement with the Company. Under this agreement, Imatron agreed to distribute fully-configured AccuView workstations with new sales of the Imatron EBT scanner, a special type of high-speed CT scanner, in the U.S. and abroad. The Company has successfully met all the target milestones in the development schedule and has entered into the distribution phase of the agreement.

     The Company has had distributors in Italy, Germany, India, Egypt, and Taiwan, but these channels have generated negligible revenue and the Company does not expend resources on their maintenance.

     Distributors are sold the software at a substantial discount off the Company's published MSRP and then install it on hardware purchased by the distributors. The Company supplies the distributors with marketing materials and responds to distributors' requests for minor improvements and enhancements as required to ensure success in particular sales.

     The majority of AccuImage sales to end-users and distributors are a combination of "off-the-shelf" hardware and the Company's software product. The Company purchases standard hardware products such as computer systems and related peripherals and integrates its software product, performing quality assurance and testing of the completed workstation prior to shipping to the customer or distributor.

     A second mode of distribution is software-only distribution by which the Company delivers only the software and the accompanying license to the end-user or distributor, who then integrates or installs the software on their own hardware.

MANUFACTURING, INSTALLATION, TRAINING, SERVICE AND SUPPORT

     The only manufacturing activity the Company undertakes is the integration of its software with off-the-shelf computer systems. AccuImage staff performs service and support by telephone, remote system administration, and on-site or return-to-base arrangements with customers.

     The Company handles all installation for direct sales of its workstations. Complete systems are integrated and tested for quality assurance at the AccuImage premises, then shipped to the customer. AccuImage personnel travel to the customer site (usually for 2-3 days) to install the system, integrate it with the customer's local network and medical imaging devices, and train site personnel on the use of the equipment. The cost of this training is factored into the price of each workstation or charged separately. Additional training days can be purchased subsequent to the initial installation.

     For software-only sales, the software is sent to the customer on CD-ROM or downloaded by the customer over the Internet. Installation can often be performed from the instructions provided with the software, although AccuImage staff generally provides telephone support for software-only sales installations.

     The Company records a product warranty reserve which is approximately 7% of hardware and software only sales, and the warranty reserve was $150,000 for the fiscal year ended September 30, 2001. Management reviews costs attributable to warranty support. All new systems are sold with one year's service and support included. The sale of extended support contracts to its existing customers is a new undertaking for the Company.

INTELLECTUAL PROPERTY AND MARKET PROTECTION

     The Company has performed in-house product development for the majority of the products it currently markets. Historically, the Company has relied upon proprietary source code in protecting technology from competition. In calendar year 2001, the Company filed nine patent applications (of which seven patent applications were filed during the fiscal year ending September 30, 2001) to protect its newly-developed intellectual property. Nonetheless, such filings are not assured passage through the patent examination process, and even if successful would not prevent competitors from producing products similar to those of the AccuImage proprietary software.

     The Company has in place appropriate employee and third-party confidentiality, non-disclosure and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is not to be disclosed to third parties, except in specific circumstances, and that all inventions conceived by the individual in the course of rendering services to the Company shall be the Company's exclusive property. There can be no assurance that such agreements will not be breached, that remedies for any breach would be adequate, or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors. Furthermore, such measures may not provide meaningful protection of its trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate technology developed by the Company.

     The Company's products and technologies may infringe existing patents or intellectual property rights of third parties. The costs of defending an intellectual property claim could be substantial and could adversely affect the business, even if the Company were ultimately successful in defending any such claims. If its products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, which could have a material adverse effect on its business.

     Irrespective of its ability to protect its intellectual property, the Company's competitive position is largely influenced by its ability to maintain responsiveness to the developing market in which it is engaged and to ensure continuing development of its software in order to keep pace with the competition and developing market trends and needs.

COMPETITION

     AccuImage's 3D visualization and analysis products face competition from the manufacturers of imaging equipment, other companies offering similar software products, and in-house development projects at Universities and hospitals to which the Company would otherwise be able to sell its products. Nearly all manufacturers of CT and MRI scanners offer some form of 3D visualization workstation as an optional accessory for their scanners. The principal companies include GE Medical Systems, Philips Medical Systems, Marconi Medical Systems (recently purchased by Philips), Siemens Medical Systems, and Toshiba Medical Systems, which all supply a workstation as an option on their imaging device. Independent suppliers of 3D visualization products include ISG Technologies Inc., Vital Images Inc., and Voxar, which, similar to the Company, act as third party vendors of a workstation product. In addition, ultrasound imaging is beginning to enter the 3D visualization market with companies such as Acuson (now part of Siemens) and Hewlett-Packard Co. offering products.

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

     Outside the U.S., there is no uniform method of approval for medical devices. International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The Company's inability or failure to comply with the varying regulations, or the imposition of new regulations, could restrict its ability to sell its products internationally. Given the low level of sales in foreign countries, such restrictions would have no material effect on the Company's business.

THIRD PARTY REIMBURSEMENT

     The federal governmental and certain states have enacted cost containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states have adopted or are considering the adoption of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, diagnostic testing, and as a result may inhibit or reduce demand by healthcare providers for the Company's products. Additionally, hospitals may continue to face other capital constraints that prevent them from investing in such equipment. While the Company cannot predict what effect the policies of governmental entities and other third-party payers will have on future sales of the Company's products, there can be no assurance that such policies would not have a material adverse impact on the business of the Company.

     It is to be noted that the largest volume of sale of Company products is for the growing screening market, a market that at this time is mostly self-paid. Customers request and pay for their examinations, and then may seek reimbursement from their insurers on their own. Economic conditions that materially affect disposable income could have adverse effects on this component of the Company's business, while acceptance of these tests by third part payers may favorably influence this business component.

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

     During the last two fiscal years the Company has engaged in extensive research and development activities. The Company spent approximately $548,000 on such research and development in 2001 and $385,000 in 2000. The increase in R&D was necessary to augment or enhance existing product offerings.

PERSONNEL

     The Company currently has fourteen full-time employees. The Company has successfully expanded the quantity and quality of its support and technical staff. Although the Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, the Company's ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task. Robert Taylor stepped down as the Company's Chief Executive Officer on December 6, 2000 to resume his prior role as Chief Technology Officer; his tenure with the Company was terminated effective February 2, 2001. A Management Committee led by the Chairman of the Board, Douglas P. Boyd and a Board Member, John C. Klock oversaw the Company's operations while the Board searched for a new Chief Executive Officer. On February 1, 2001, Dr. Leon Kaufman became the Chief Executive Officer.

HISTORICAL OPERATING LOSSES

     For the fiscal year ended September 30, 2001, the Company posted an operating loss due to decreased revenues, as well as, increased operating expenses relating to expanded R&D and administrative costs. For the fiscal year ended September 30, 2000, the Company had posted a small amount of net income. During 2000, the Company had a significant revenue increase due to increased sales to Imatron, Inc. During 2001, the Company had a decrease in its sales to Imatron, Inc., and the Company increased significantly its R&D activities. Additionally, the Company added administrative staff and other personnel during fiscal 2001.



SHORT OPERATING HISTORY.

     Although the Company was incorporated in February 1990, it has had no significant operations or business assets until the year 1998. The Company has been in actual operation under its current management for a relatively short time. It faces all of the risks inherent in a new business and those risks specifically inherent in the development and operation of a new business. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to the ability to develop a market for a new product in a new area. The purchase of securities offered by the Company must be regarded as the placing of funds at risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems and difficulties to which such ventures are subject.

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

CAPITAL REQUIREMENTS

     On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $999,999.92 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4(2) thereof. The Company anticipates that the influx of capital from this financing will meet its capital requirements for the next fiscal year. There can be no assurance, however, that the Company will not need additional capital and that such additional capital will be available on acceptable terms, or at all. Failure to obtain any such required capital would have a material adverse effect on the Company's business.

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

DEPENDENCE ON MAJOR CUSTOMERS

     For the fiscal year ended September 30, 2001, sales to Imatron were $1,012,000 and accounted for forty-eight percent of the Company's revenue, a significant reduction from the prior fiscal year's share of sixty-nine percent. The Company is focussed on increasing and diversifying its customer base.

     In August 2001, American Health Scan, Inc. of Metairie, Louisiana ("AHS"), and the Company, announced an agreement for AccuImage to provide 3D imaging processing, scoring and report generation and image distribution stations for AHS's "InnerLook" screening facilities. The Company will also provide training, image quality assurance, and site accreditation support, and data base management for the InnerLook facilities. American Health Scan received investment funds from the Company in return for a 5% undilutable equity position in AHS. Although this agreement may generate significant revenues in the future, there is no assurance that AHS will be able to fully implement its operating plan, or that the

Company will be able to obtain further revenues from products and services offered to AHS or realize its investment in AHS.

     A significant reduction in orders from Imatron or any other future significant customers could have a material adverse effect on the Company's operating results.

NEED FOR ADDITIONAL PERSONNEL

     The Company's ability to grow will depend in part upon its ability to attract and retain experienced professionals to staff a significant expansion of its activities. Although the Company has thus far had no difficulty in attracting and retaining qualified personnel, there can be no assurance that the Company will not need to hire additional management and other personnel which meets its long-term goals or that the Company will be able to find and attract qualified persons to fill such additional positions in the future.

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

PRODUCT LIABILITY

     The Company's business exposes it to potential product liability claims that are inherent in the manufacture and sale of medical devices, and as such, the Company may face substantial liability to patients for damages resulting from the faulty design or manufacture of products. The Company has obtained product liability insurance coverage starting February 2001. There can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on the Company.

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

SUBSEQUENT DEVELOPMENTS

     On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $999,999.92 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4(2) thereof.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal office is located at 400 Grandview Drive, South San Francisco, California 94080. The property is a seventeen-room suite of approximately 7,430 square feet and was occupied as of June 20, 2001. The property is leased from an unaffiliated third party for a period of two and one-half years ending December 2003 and an annualized rental of $87,024, payable monthly in the amount of $7,252.

     The lease on the Company's previous principal office, 400 Oyster Point Blvd., #114, South San Francisco, was terminated effective December 31, 2001. The lease had been renewed beginning February 1, 2001, at which time the monthly payment increased from $3,820 to $7,258. Additional office/warehouse space, located at 384 Oyster Point Blvd, # 12, was subleased to an unaffiliated third party for the term of the lease. The property is a mixed-use facility comprised of 1,000 square feet of office space and 2,040 square feet of warehouse/manufacturing space. The lease for this space ends in October 2003 and the current rent is $3,794.00 per month.

     The Company maintains tenant fire and casualty insurance on its property located in both buildings in an amount deemed adequate by the Company.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A)  MARKET INFORMATION

     The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "AIDP". Beginning August 1999, the Company's stock was traded on the National Quotation Bureau's Pink Sheets. Before August 1999, it was trading on the OTC Bulletin Board. The price range of high and low sale price of the Company's common stock for the periods shown is set forth below:



                    PERIOD           HIGH         LOW
                    ------           ----         ---
         07/01/01 - 09/30/01       0.6000        .1500
         04/01/01 - 06/30/01       0.6880        .3400
         01/01/01 - 03/31/01       1.0310        .4380
         10/01/00 - 12/31/00       0.8750        .4060
         07/01/00 - 09/30/00       1.2000        .9000
         04/01/00 - 06/30/00       1.2500        .9000
         01/01/00 - 03/31/00       1.1250        .2000
         10/01/99 - 12/31/99       1.1250        .1250

     (B)  STOCKHOLDERS

     As of October 5, 2001, there were approximately 87 listed shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

     The Company's fiscal year end falls on September 30th, and references to 2001, 2000, and 1999 discussed below refer to the years ending September 30, 2001, 2000, and 1999, respectively.

REVENUE

     In fiscal year 2001, total revenue decreased 32% to $2,112,794 in 2001 compared with $3,114,720 in 2000. This decrease was primarily due to a significant reduction of sales to Imatron, Inc. In 2001, the percentage of the Company's total sales made to Imatron decreased to approximately 48% of total sales, compared to 69% of total sales in 2000. The Company has started to broaden its domestic customer base. A Vice-President - Sales and Marketing and a dedicated sales representative were hired during this year. These two individuals, along with the Vice-President - Applications comprise a three member team in the field. The Company expects revenue growth in fiscal year 2002, although this is a forward-looking statement and actual results could vary materially from Company expectations.

GROSS MARGIN

     The gross margin percentage increased to 80% in 2001 from 68% in 2000. The increase in margin resulted in part from an emphasis on higher value software components offered as options with the Company's basic products.

OPERATING EXPENSES

     Operating expenses in 2001 were $2,838,517, which is an increase of $881,842 from 2000. The increase was primarily due to an increase of $611,938 in employee salaries and wages from the previous year. The Company hired a new executive as well as administrative support staff during the year ended September 30, 2001. Headcount was increased to three salespeople from one in the previous year. The Company also increased their R&D efforts, which resulted in the engagement of outside consulting (primarily software engineers). The professional consulting fees expense increased by $217,983 from the previous year.

SALES AND MARKETING

     The Company's sales and marketing expenses were approximately $340,335 and $429,526 in 2001 and 2000, respectively. The sales and marketing expense decrease from the previous fiscal year was primarily due to a decreased presence at conferences and trade shows. Total expenses for trade shows and conferences was $63,000 in 2001 and $80,000 in 2000. The Company also reduced spending on brochures and other promotional materials. Promotional materials expense was $55,000 in 2001 and $137,000 in 2000. The Company expects sales and marketing costs to increase with an anticipated increased presence at conferences and trade shows, and sales commissions increases. This forward-looking statement will be influenced by the actual sales levels attained by the Company's sales force.

RESEARCH AND DEVELOPMENT

     The Company's research and development spending was approximately $548,000 and $385,000, in 2001 and 2000, respectively, primarily on personnel salaries and related expenses and consultants. This increase, of 42%, is due to increased salary expense from the addition of software engineers and use of independent contractors. The R&D efforts have led to a more stable product platform as well as increasing the number of patents filed. The Company anticipates that software development costs will increase with further recruitment of software development expertise as warranted.

OPERATIONAL AND ADMINISTRATIVE

Operational and administrative expenses, comprised of general and administrative costs, legal and accounting fees, rent and other operating costs, were approximately $661,344 and $594,575 in 2001 and 2000, respectively. The increase includes significantly increased rent and related facilities expenses ($108,000) and legal expenses ($29,484). These increases from the previous fiscal year were offset by a decrease in general and administrative expenses of ($65,761) in 2001 in comparison to 2000. This decrease was a result of the Company's focus on cost containment. The Company expects rent and related expenses to be reduced in fiscal year 2002 due to the consolidation of the company headquarters into one building. The Company believes that operational and administrative costs will increase in the future if the Company successfully recruits new staff and management and augments its ability to support present and future customers with additional technical support staff.

RESULTS OF OPERATIONS

     The decrease in revenues and an increase in operating expenses resulted in an operating loss of $1,141,952 in 2001. The Company had net operating income of $149,524 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2001, the Company held accounts receivable of $249,950 as well as $51,422 in cash. Accounts receivable are generally kept current through punctual collections efforts, which will continue into the next fiscal year.

For the next fiscal year ending September 30, 2002, the Company anticipates that cash requirements will be met by operational income from increasing revenues, and a private equity financing that the Company closed in December 2001. On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $999,999.92 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock.

FOREIGN CURRENCY TRANSACTIONS

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for fiscal year 2001 and 2000 were approximately $58,000 and $34,000, respectively.

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

       Independent Auditors' Report .........................         F-1
       Balance Sheet ........................................         F-2
       Statement of Operations ..............................         F-3
       Statement of Changes in Shareholders' Equity .........         F-4
       Statement of Cash Flows ..............................         F-5
       Notes to the Financial Statements ....................  F-6 - F-30

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     From approximately April 1997 through August 1999, the Company's accountant was Schvaneveldt and Company of Salt Lake City, Utah. From August through December 1999, the Company's account was James R. Kerr CPA of San Mateo, California. In December 1999, Berg & Company LLP of San Francisco, California became the Company's independent accountants. During the three most recent fiscal years, there have been no disagreements between the Company and its accountants.

PART III

     The information required by Items 9, 10, 11 and 12 will be included in the Company's definitive proxy statement or filed as an amendment to the Form 10-KSB, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

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

                                   ACCUIMAGE DIAGNOSTICS CORP.


  Date: January 14, 2002           By: /s/ DR. LEON KAUFMAN
                                       -----------------------------------------
                                       Dr. Leon Kaufman, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DOUGLAS BOYD                                               January 14, 2002
---------------------
    Douglas Boyd, Ph.D.
    Chairman of the Board and Principal Executive Officer


/s/ CHRIS SHEPHERD                                             January 14, 2002
---------------------
    Chris Shepherd
    Acting Chief Financial Officer and Director


/s/ JOHN C. KLOCK                                              January 14, 2002
---------------------
    John C. Klock, MD
    Director


/s/ C. ALLEN WALL                                              January 14, 2002
---------------------
    C. Allen Wall, MD
    Director

                        ACCUIMAGE DIAGNOSTICS CORPORATION

                              FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001, 2000 AND 1999



Independent Auditor's Report                                                   1

Balance Sheets                                                                 2

Statements of Operations                                                       3

Statements of Changes in Stockholders' Equity                                  4

Statements of Cash Flows                                                       5

Notes to the Financial Statements                                         6 - 30

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AccuImage Diagnostics Corporation

We have audited the accompanying balance sheets of AccuImage Diagnostics Corporation, a Nevada Corporation, as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years ended September 30, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of AccuImage Diagnostic Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the three fiscal years ended September 30, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.





Pohl, McNabola, Berg & Company, LLP
San Francisco, CA

December 19, 2001

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000


                                 ASSETS
                                                        2001            2000
                                                    -----------     -----------
Current Assets
  Cash                                              $    51,422     $   702,903
  Accounts Receivable, net of allowance
    of $15,000 and $26,712 in 2001 and
    2000 respectively                                   234,875         499,141
  Employee Receivable                                     7,500              --
  Inventory                                              94,083         101,893
  Prepaid Expenses                                       17,350           3,648
  Other current assets                                    5,216              --
                                                    -----------     -----------
Total Current Assets                                    410,446       1,307,585

Property and Equipment, net of
  accumulated depreciation                               53,549          52,015

Investments and other Assets
  Trade Receivable-noncurrent                            15,075          11,375
  Deposits                                               18,735          11,711
  Goodwill, net                                         370,877         432,691
  Other Intangible Assets                                29,970          44,603
  Investment in AHS                                     375,000              --
                                                    -----------     -----------
Total Investments and other Assets                      809,657         500,380

      TOTAL ASSETS                                  $ 1,273,652     $ 1,859,980
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                  $    69,932     $   137,995
  Wages Payable                                           4,844          17,150
  Accrued Vacation                                       53,726          23,351
  Other Accrued Liabilities                             181,965           2,400
  Product Warranty Reserve                              150,714         246,785
  Sales Tax Payable                                      13,541           3,282
  Deferred revenue                                      312,100              --
                                                    -----------     -----------
Total Current Liabilities                               786,822         430,963

Long-term debt
  Shareholder Notes Payable                             250,000              --

Stockholders' Equity
  Preferred Shares - $0.001 Par Value;
    10,000,000 shares Authorized;
    None issued or outstanding                               --              --
  Common Shares - $0.001 Par Value;
    50,000,000 Authorized; 10,981,534 issued
    and outstanding on September 30th 2001
    and 2000 respectively                                10,982          10,982
  Paid-In-Capital                                     2,500,253       2,443,470
  Accumulated other comprehensive loss                 (125,000)             --
  Accumulated Earnings (Deficit)                     (2,149,405)     (1,025,435)
                                                    -----------     -----------
Total Stockholders's Equity                             236,830       1,429,017

      TOTAL LIABILITIES AND STOCHHOLDERS' EQUITY    $ 1,273,652     $ 1,859,980
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                          2001           2000           1999
                                      -----------    -----------    -----------

Sales                                 $ 2,112,794    $ 3,114,720    $ 1,059,138
Cost of Sales                             416,229      1,008,521        246,793
                                      -----------    -----------    -----------
    Gross Profit                        1,696,565      2,106,199        812,345

Operating Expenses
  Bad debts                                27,031         10,093         16,619
  Depreciation and amortization            99,304         97,781        112,599
  Salaries and Wages                    1,304,947        693,009        551,120
  Employee benefits                        70,899         15,017         64,361
  General and administrative expenses     263,808        329,569        131,415
  Legal and accounting                    238,749        209,265         59,525
  Professional consulting                 334,657        116,674        223,232
  Rent                                    153,256         45,140         41,221
  Marketing and promotion                 340,335        429,526        121,172
  Other operating expenses                  5,531         10,601          8,485
                                      -----------    -----------    -----------
Total Operating Expenses                2,838,517      1,956,675      1,329,749

    Operating Income (Loss)            (1,141,952)       149,524       (517,404)

Other (Income) and Expenses:
  Interest expense                          6,730          2,151          5,927
  Miscellaneous income                     (2,100)          (200)       (17,738)
  Rental income                            (9,926)            --             --
  Interest income                         (19,086)       (23,024)        (3,209)
                                      -----------    -----------    -----------
Total Other (Income) and Expenses         (24,382)       (21,073)       (15,020)

    Income (Loss) before taxes         (1,117,570)       170,597       (502,384)

Provision for taxes                        (6,400)          (800)          (800)
                                      -----------    -----------    -----------

      Net Income (Loss)                (1,123,970)   $   169,797    $  (503,184)
                                      ===========    ===========    ===========

Earnings per share
  Basic                               $    (0.102)   $     0.016    $    (0.053)
                                      ===========    ===========    ===========
  Diluted                                  (0.102)         0.015         (0.046)
                                      ===========    ===========    ===========

Weighted Average Shares Outstanding
  Basic                                10,981,534     10,421,035      9,496,905
                                      ===========    ===========    ===========
  Diluted                              10,981,534     11,067,956     10,854,267
                                      ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

          ACCUIMAGE DIAGNOSTICS CORPORATION
    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                       Common Stock                                     Accumulated     Accumulated
                                                   ---------------------     Paid-In   Comprehensive       Oher          Earnings
                                                     Shares      Amount      Capital        loss         (Deficit)         Total
                                                   ----------    -------    ----------    ---------     -----------     -----------
Balance-September 30, 1998                          8,732,100    $ 8,732    $1,223,268    $      --        (692,048)    $   539,952
Comprehensive income:

Shares issued for cash                                780,000        780       382,720           --              --         383,500

Shares issued for compensation                        236,100        236       134,674           --              --         134,910

Net (loss) for Fiscal Year ended
September 30, 1999                                         --         --            --           --        (503,184)       (503,184)
                                                   ----------    -------    ----------    ---------     -----------     -----------

Balance-September 30, 1999                          9,748,200      9,748     1,740,662           --      (1,195,232)        555,178
Comprehensive income:

Shares issued for cash, net of issuance costs       1,183,334      1,184       675,816           --              --         677,000

Options exercised during the year                      50,000         50        20,450           --              --          20,500

Compensation recognized on options granted                 --         --         6,542           --              --           6,542

Net income for Fiscal Year ended
September 30, 2000                                         --         --            --           --         169,797         169,797
                                                   ----------    -------    ----------    ---------     -----------     -----------

Balance-September 30, 2000                         10,981,534     10,982     2,443,470           --      (1,025,435)      1,429,017
Comprehensive income:

Shares issued for cash, net of issuance costs              --         --            --           --              --              --

Compensation recognized on options granted                 --         --        56,783           --              --          56,783

Net (loss) for Fiscal Year ended
September 30, 2001                                         --         --            --           --      (1,123,970)     (1,123,970)

Unrealized loss on securities
available-for-sale                                         --         --            --     (125,000)             --        (125,000)
                                                   ----------    -------    ----------    ---------     -----------     -----------

Balance-September 30, 2001                         10,981,534    $10,982    $2,500,253    $(125,000)    $(2,149,405)    $   236,830
                                                   ==========    =======    ==========    =========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                2001         2000        1999
                                            -----------    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $(1,123,970)   $169,797   $(503,184)
  Adjustment to reconcile net Income
    (Loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization                99,304      97,781     112,599
    Issuance of common stock for services            --          --     134,910
    Compensation expense on stock
      options granted                            56,783       6,542          --
    Change in Warranty Reserve                  (96,071)    162,515      54,605
  Changes in Operating Assets
    and Liabilities:
    (Increase) Decrease in
      Accounts Receivable, net                  260,566    (307,117)   (186,173)
    (Increase) Decrease in Inventory              7,810     (56,936)    (32,591)
    (Increase) Decrease in license rights            --      16,370      65,480
    (Increase) Decrease in prepaid assets       (13,702)        841        (822)
    (Increase) Decrease in Deposits              (7,024)     (7,891)        498
    (Increase) Decrease in other assets         (12,715)         --          --
    (Decrease) Increase in Accounts Payable     (68,063)     (8,381)    127,396
    (Decrease) Increase in Accrued Expenses     207,892     (34,802)     (8,551)
    (Decrease) Increase in deferred revenue     312,100          --          --
                                            -----------    --------   ---------
Net Cash provided by Operating Activities:     (377,090)     38,719    (235,833)
                                            -----------    --------   ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in Property and Equipment          (24,391)    (11,017)    (37,873)
  Purchase of investments                      (500,000)         --          --
                                            -----------    --------   ---------
Net Cash Used by Investing Activities          (524,391)    (11,017)    (37,873)
                                            -----------    --------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Shareholder Note Payable
    Proceeds (Payments)                              --     (56,500)   (100,000)
  Sale of Common Stock, net of
    issuance cost                                    --     677,000     383,500
  Exercise of Stock Options                          --      20,500          --
  Deferred Private Offering
    Memorandum Costs                                 --          --      22,290
  Proceeds from issuance of notes payable       500,000          --          --
  Payments on notes payable                    (250,000)         --          --
                                            -----------    --------   ---------
Net Cash Provided by Financing Activities       250,000     641,000     305,790
                                            -----------    --------   ---------

NET INCREASE (DECREASE) IN CASH                (651,481)    668,702      32,084

CASH AT BEGINNING OF YEAR                       702,903      34,201       2,117
                                            -----------    --------   ---------

CASH AT END OF YEAR                         $    51,422    $702,903   $  34,201
                                            ===========    ========   =========

SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                         $     5,600    $     --   $      --
                                            ===========    ========   =========
  Interest Paid During the Year             $       480    $  5,554   $   3,750
                                            ===========    ========   =========

NON-CASH ACTIVITIES:
  Compensation expense on stock
    options granted                         $    56,783    $  6,542   $      --
                                            ===========    ========   =========
  Common stock issued for services          $        --    $     --   $ 134,910
                                            ===========    ========   =========


   The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet, and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers
(OEMs) of medical acquisition devices (e.g. Marconi, and Imatron) a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems (PACs) a medical diagnostic software package that complements and enhances their existing product line.


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company presents its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.


RECLASSIFICATION OF FINANCIAL STATEMENTS PRESENTATION

Certain reclassifications have been made to the September 30, 2000 fiscal year ending financial statements to conform to September 30, 2001 fiscal year ending financial statement presentation. Such reclassifications had no effect on net income as previously reported.


FISCAL YEAR

The Company has a fiscal year that ends on September 30. Fiscal years 2000, 1999 and 1998 ended on September 30, 2001, September 30, 2000 and September 30, 1999 respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CASH

The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of September 30, 2001 and 2000 were $52,334 and $633,842, respectively.


CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid securities purchased with maturity of three months or less to be cash equivalents. As of September 30, 2001 and 2000, there are no cash equivalents.


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.


PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. The Company uses other depreciation methods (generally accelerated) for tax purposes. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

The estimated service lives of property and equipment are principally as follows:

              Leasehold improvements                 3-7 years
              Computers and equipment                3-5 years
              Furniture & Fixtures                   5-7 years
              Software                               3-5 years


LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

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


WARRANTY RESERVE

Based upon historical costs and its sales agreements, the Company maintains a warranty reserve based on product sales to cover anticipated warranty costs related to software sold. This reserve is continually compared to actual costs by management and revised as necessary.


DEFERRED REVENUE

The Company recognizes revenues as earned. Amounts billed in advance of the period in which product is shipped are recorded as liability under "deferred revenue".

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Advertising expenses were $49,585 and $41,758 for the fiscal years ended on September 30, 2001, and 2000, respectively.


SOFTWARE REVENUE AND COSTS

According to SOP 97-2 "Software Revenue Recognition", revenue is recognized when the receipt of payment is probable, the selling price is known, the software has been delivered, and the contract is enforceable. The company follows these guidelines to recognize revenue. Research and Development costs related to both future and present products are charged to expense as incurred. Research and Development costs amounted to $548,271 and $385,000 for September 30, 2001 and 2000, respectively.


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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting Stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). The Company did not have any components of comprehensive income (loss) for the fiscal years ended September 30, 2000 and 1999. For the fiscal year ended September 30, 2001, the Company recorded unrealized losses of $125,000 on equity securities available-for-sale.


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

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

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


ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives either as assets or as liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending September 30, 2000 and 2001. The Company does not have any derivative instruments or conduct any hedging activities.

The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill existing at September 30, 2001 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available for loans with similar terms, the carrying values of notes payable approximates the fair values.


3)   RELATED PARTY TRANSACTIONS

Douglas Boyd, P.H.D. is the Chairman of The Board of Directors and a shareholder in the Company. Mr. Boyd is also a member of the Board of Directors of Imatron, Inc. and a minority shareholder in Imatron, Inc. On April 1999, AccuImage Diagnostics Corp. entered into an agreement with Imatron, Inc. for Imatron to be a distributor of the Company's products. Sales to Imatron, Inc. amounted to $1,021,637 and $2,131,347 and represented around 48% and 69% of the Company's total revenue for the years ended September 30, 2001 and 2000, respectively.

Douglas Boyd and family members are majority shareholders of Imaging Technology Group, Inc (ITG). Sales to ITG for the fiscal year ended September 30, 2000 amounted to $70,000.

John Klock, a member of the Board of directors of the Company, is also a 50 % shareholder of Holistica Inc. Sales to Holistica, Inc. for the fiscal year ended September 30, 2000 amounted to $30,000.

A family member of Douglas Boyd, the chairman of the Board of Directors of AccuImage Diagnostics Corp., provided software-consulting services to the Company, and received remuneration of $30,485 and non-qualified stock options to purchase 30,000 shares of the Company common stock during the fiscal year ended September 30, 2000.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


3)   RELATED PARTY TRANSACTIONS (CONTINUED)

The following transactions took place between the Company and related parties during the period ended September 30, 2001:

Leon Kaufman, the CEO advanced to the Company $50,000. The terms of the note payable required the Company to repay $25,000 within seven days after the Company completing their equity investment in AHS (see Note 4 and 12), and $25,000 is due June 30, 2005. The note payable bears an interest rate of 10% per annum. The Company has repaid to Mr. Kaufman $25,000 plus applicable interest in August 2001. Mr. Kaufman has been performing the duties of President and CEO starting February 1, 2001.

In August 2001, two shareholders advanced to the Company $450,000. The note payable bears an interest rate of 10% per annum. The terms of the note payable required the Company to repay $225,000 within seven days after the Company completing their equity investment in AHS (see Note 4 and 12), and $225,000 is due June 30, 2005. The Company has repaid to these shareholders $225,000 plus applicable interest in August 2001.

The Company received cash from AHS, Inc., an entity in which the Company has a 5% ownership interest in the amount of $312,100 during the year ended September 30, 2001, for sales of the Company's products, which were not yet shipped at September 30, 2001. AHS is not able to take delivery of the products ordered due to construction delays at their facilities. $312,100 was recorded as deferred revenue at September 30, 2001.


4)   INVESTMENT IN AHS

The Company concluded a strategic investment for the promotion of its business and strategic objectives. The investment in American Health Scan, Inc. ("AHS") preferred stock is classified as available-for-sale as of the balance sheet date, September 30, 2001. However due to the non-marketable nature of these securities, they are classified as long-term assets.

In July 2001, the Company purchased 500,000 shares of series A preferred stock at $1.00 per share (representing a non-dilutive 5% ownership interest) of AHS, which will provide cardiac and cancer screening services. It is not practicable to estimate the fair value of the Company's investment in the preferred stock of AHS without incurring excessive costs. Management believes that the carrying amount (on the cost method) of $500,000 at September 30, 2001 was temporarily impaired. At September 30, 2001, the Company's management estimated that fair value of its investment has been temporarily impaired and the estimated unrealized loss is $125,000. The unrealized loss of $125,000 on available-for-sale securities has been included in accumulated other comprehensive loss for the period in the statement of Stockholders' equity.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


4)   INVESTMENT IN AHS (CONTINUED)

AHS has call rights on the preferred stock for three years from July 2001 at one ($1.00) per share. The preferred stock may not be sold or disposed of for a period of three years after the date of the stock purchase agreement, which was July 2001.

AHS operations are not yet sufficient to establish it as a profitable concern. Adverse change in market conditions or poor operating result of the underlying investment could result in losses or an inability to recover the carrying value of the investment.


5)   ACCOUNTS RECEIVABLE - TRADE

The Company sells its products to distributors and customers throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition. At September 30, 2001, three customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 59% of the total accounts receivable in aggregate. At September 30, 2000, two customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 78% of total accounts receivable in aggregate.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible accounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $15,000 and $26,712 at September 30, 2001, and September 30, 2000, respectively.

As of September 30, 2000, the Company was owed $258,003 for sales to an entity controlled and owned in part by Company stockholders.

As of September 30, 2001, the Company was owed $44,265 for sales to another entity controlled and owned in part by Company stockholders and their family members.


6)   INVENTORIES

Inventories consist of personal computer components of $94,083 and $101,893 for the years ended September 30, 2001 and 2000, respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


7)   PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30:

                                                2001            2000
                                             ---------       ---------

          Computers & Equipment              $  85,853       $  66,989
          Furniture & Fixtures                  35,208          35,208
          Software                              33,061          30,349
          Leasehold improvements                 2,815             -0-
                                             ---------       ---------
                                               156,937         132,546
          Less Accumulated Depreciation       (103,388)        (80,531)
                                             ---------       ---------

                                             $  53,549       $  52,015
                                             =========       =========

Depreciation expense for the periods ended September 30, 2001, 2000, and 1999 was $22,857, $20,353, and $35,340 respectively.


8)   OTHER ASSETS

The Company has a long-term trade receivable amounting to $15,075 and $11,375 as of September 30, 2001 and 2000, respectively. Security deposits were $18,735 and $11,711 for the periods ended September 30, 2001 and 2000 respectively.


9)   NOTE RECEIVABLE

On October 11, 2000, the Company entered into an agreement with a customer to advance it $86,137. Terms of repayment call for minimum monthly payments of $7,382 including interest at 10% maturing on December 29, 2001. The note receivable is unsecured. Management believes that the note is uncollectible and has fully reserved against the outstanding balance on the note receivable in the amount of $22,772 at September 30, 2001.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


10)  INTANGIBLE ASSETS

Intangible assets consist of the following at September 30:

                                                2001            2000
                                             ---------       ---------
          AccuImage Software                 $ 125,716       $ 125,716
          Other License Fees                    15,200          15,200
                                             ---------       ---------
                                             $ 140,916       $ 140,916
          Less Accumulated Amortization       (110,946)        (96,313)
                                             ---------       ---------

                                             $  29,970       $  44,603
                                             =========       =========

Amortization expense for the periods ended September 30, 2001, 2000, and 1999 was $14,633, $15,614, and $17,630 respectively.


ACCUIMAGE SOFTWARE

On September 30,1997, the Company acquired AccuImage Inc. which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to the AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

The Company subsequently assumed all the rights under the license agreement when AccuImage Inc. was acquired. The value of the software was capitalized as part of the purchase price of AccuImage, Inc. and is being amortized over its expected useful life of 10 years.

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


11)  OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2001 and 2000 consisted of the following:

                                                   2001          2000
                                               --------      --------
          Accrued franchise tax                $    800      $  2,400
          Accrued legal expenses                 24,343            --
          Accrued commission                     15,442            --
          Accrued bonuses                        74,165            --
          Accrued audit fees                     28,000            --
          Accrued interest-notes                  6,250            --
          Other accrued expenses                 32,965            --
                                               --------      --------

          Total other accrued liabilities      $181,965      $  2,400
                                               ========      ========


12)  NOTES PAYABLE

Prior to September 30, 2000, the Company had notes payable to a number of its shareholders. These notes bore a 5% interest rate and were due upon demand. There was no balance outstanding on these notes as of September 30, 2000.

In August 2001, the Company sold in a private placement to accredited investors fifty (50) Note Units at the per unit price of $10,000. Each Note Unit consists of one $5,000 unsecured promissory note due in seven (7) days after the closing and one $5,000 secured convertible promissory note due June 30, 2005 and bears interest at the annualized rate of ten percent (10%).

The Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000.

The secured convertible promissory notes can be converted without the payment of any additional consideration by the holder and at the option of the holder at any time after the issue date into the number of fully paid and non-assessable shares of common stock of the Company as is determined by dividing (a) the unpaid principal then owing under the Note by (b) the conversion price in effect at the time of conversion. The conversion price shall initially be $0.50, subject to adjustment from time to time.

Interest on the secured notes is payable  semi-annually  on June 30 and December
31. The notes will mature on June 30, 2005.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


12)  NOTES PAYABLE (CONTINUED)

The unpaid principal sum of the notes will be redeemable in cash, at the option of the Company at any time after June 30, 2003 at a price on the day of redemption equal to the then unpaid principal sum of the notes, plus accrued and unpaid interest, if any, to the date of redemption.

The Company has repaid to the holders the unsecured portion of the notes in the amount of $250,000 in August 2001. The unpaid balances on the notes amounted to $250,000 as of September 30, 2001, which represents the secured long-term portion of the notes due on June 30, 2005.

Interest expense on all notes payable for the periods ended on September 30, 2001 and 2000 was $6,730 and $2,151 respectively.


13)  STOCKHOLDERS' EQUITY

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


13)  STOCKHOLDERS' EQUITY (CONTINUED)

During the period ended September 30, 2000, the Company issued 50,000 shares of restricted common stock upon the exercise of an option priced at $0.41 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

A summary of the Company's outstanding warrants as of September 30, 2001 and 2000 is presented below:

                                                                  Average
                                                                  exercise
                                                      Shares       price
                                                    ---------    ---------
          Outstanding at September 30, 1999           930,000    $    1.00

          Issued                                    1,183,334    $    1.50
                                                    ---------    ---------

          Outstanding at September 30, 2000         2,113,334    $    1.28

          Issued                                          -0-    $     -0-
                                                    ---------    ---------

          Outstanding at September 30, 2001         2,113,334    $    1.28
                                                    =========    =========


14)  PRODUCT DEVELOPMENT, DISTRIBUTION, AND WARRANTY SUPPORT AGREEMENTS

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


14)  PRODUCT   DEVELOPMENT,   DISTRIBUTION,   AND  WARRANTY  SUPPORT  AGREEMENTS
     (CONTINUED)

For single sales over $40,000, the Company offers an additional one-year warranty that covers parts and on-site service performed by Imatron.

On September 10, 2001, the Company entered into a new agreement with Imatron, Inc. that replaces all prior and existing agreements, contracts, and relationships between the Company and Imatron, Inc. The Company agrees to maintain appropriate internal quality and test procedures relating to manufacture and test of workstations delivered to Imatron, Inc, and to carry installed base responsibilities as required by regulatory authorities for equipment and software sold by Imatron, Inc. The Company will provide Imatron, Inc. full software suites and production hardlock dongles free of charge for demonstration and training purposes and agree to maintain compliance with all applicable Food and Drug Administration (FDA) regulations and any other compliance requirements.

Imatron, Inc. agrees to be the exclusive distributor of the Company products to new EBT customers in the United States and abroad and will not provide confidential information to third parties that are competitors to the Company.

The Company agrees to utilize Imatron, Inc as its provider of on-site corrective maintenance, warranty and customer support for workstations that the Company sold with Imatron EBT scanners. Imatron, Inc will provide on-site applications training and installation and the Company agrees to provide Imatron, Inc. technical specialists and bug-related software free of charge.


15)  CONCENTRATIONS

The company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies which are in the business of manufacturing and selling medical equipment and devices.

The Company derived $1,021,637, $2,131,347, and $750,134 in revenues from Imatron, Inc. during the years ended September 30, 2001, 2000, and 1999 respectively. Revenue from Imatron, Inc. represented approximately 48%, 69%, and 71% of the total revenue generated by AccuImage Diagnostics Corp. for the years ended September 30, 2001, 2000, and 1999 respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


16)  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company has no litigation pending.


EMPLOYMENT AND CONSULTING AGREEMENTS

In June 1999, the Company entered into an agreement with its Chief Technology Officer. The agreement included an annual salary of $110,000, health and retirement benefits and 300,000 stock options. In August 1999, the Chief Technology Officer assumed the position of Chief Executive Officer and was granted a salary of $126,500 and additional 150,000 stock options. The Chief Executive Officer of the Company resigned effective December 6, 2000.

In February 2001, the Company entered into an employment agreement with its newly appointed Chief Executive Officer. The agreement included an annual salary of $220,000, health, retirement benefits, bonus package, and incentive stock options.

In April 2001, the Company entered into an employment agreement with its Vice President of operations. The agreement included an annual salary of $150,000, health, retirement benefits, bonus package, and incentive stock options

In September 2001, the Company entered into an employment agreement with its Vice President of finance. The agreement included an annual salary of $90,000, health, retirement benefits, and incentive stock options

During the year the Company has also entered into various employment and consulting agreements less material in nature that provide for issuance of the Company's stock options in exchange for services rendered to the Company. These agreements relate primarily to professional services rendered in connection with product development, sales and technical support.


LEASES

On January 22, 1998, the Company entered into a three-year operating lease agreement for its main operating facility located at 400 Oyster Point Blvd in South San Francisco, CA with Kashiwa Fudosan America, Inc, a California Corporation. The commencement date of the lease is February 1, 1998, and the expiration date is January 31, 2001.

On December 15, 2000, the lease was extended to a three-year term commencing on February 1, 2001 and expiring on January 31, 2004.

On October 10, 2001, the Company and Kashiwa Fudosan America, Inc entered into a lease termination agreement in which the Company will pay a final rent payment of $10,696.00 by November 5, 2001, which covers November and December 2001 rental payments.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


16)  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

On August 31, 2000, the Company entered into a three-year operating lease agreement for its second operating facility located at 384 Oyster Point Blvd in South San Francisco, CA with Shelton International Holdings, Inc., a Hawaii corporation. The commencement date of the lease is November 1, 2000, and the expiration date is October 31, 2003.

On June 22, 2001, the Company entered into a sublease agreement with SWA computers for its facility located at 384 Oyster Point Blvd in South San Francisco, CA. The sublease calls for a monthly rental payment of $2,736.00. The sublease commences on June 22, 2001 and expires on October 31, 2003 with gradual increases in the monthly rental payments to be received by the Company.

Minimum rental payments to be received by the Company are as follows:

Fiscal Year Ended September 30,

          Fiscal Year Ended September 30,
                          2002                $ 33,242
                          2003                  34,905
                          2004                   3,017
                                              --------

                                       Total  $ 71,164
                                              ========

On June 20, 2001, the Company entered into a three-year operating lease agreement for its new operating facility located at 400 Grandview Drive in South San Francisco, CA with Toshiba America MRI, Inc., located at 280 Utah Ave, South San Francisco, CA. The commencement date of the lease is June 20, 2001, and the expiration date is December 31, 2003.

Total rent expense was $153,256, $45,140, and $41,221 for the fiscal years ended on September 30, 2001, 2000, and 1999 respectively.

Minimum rental commitments under these operating lease agreements are as follows:

          Fiscal Year Ended September 30,
                          2002                $148,040
                          2003                 136,806
                          2004                  26,683
                                              --------

                                       Total  $311,529
                                              ========

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


17)  STOCK OPTION PLAN

During 1997, the Company started a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock.

Subsequently, the Board of Directors authorized the issuance of options for an additional 2,500,000 shares of the Company common stock.

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


17)  STOCK OPTION PLAN (CONTINUED)

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

                                    2001            2000            1999
                                -----------     -----------     -----------
    Net Income (loss):
        As reported             $(1,123,970)    $   169,797     $  (503,184)
        Pro forma               $(1,392,456)    $   (39,599)    $  (646,876)

    Basic and diluted earnings (loss) per common share:
    As reported:
        Basic                   $   (0.1024)    $    0.0163     $    (.0530)
        Diluted                 $   (0.1024)    $    0.0153     $    (.0464)

    Pro forma:
        Basic                   $   (0.1268)    $    (.0038)    $    (.0681)
        Diluted                 $   (0.1268)    $    (.0036)    $    (.0596)

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.80%, and expected life of 5 years; 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.48%, and expected life of 5 years; 1999: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.00%, and expected life of 3 to 5 years.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


17)  STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's stock option plan as of September 30, 2001, 2000 and 1999changes during the years ended on those dates is presented below:

                                                2001                       2000                        1999
                                       -----------------------    ------------------------   -------------------------
                                                     Weighted                   Weighted                    Weighted
                                        Number       average       Number        average      Number         average
                                          of         exercise        of         exercise        of          exercise
                                        options       price        options        price       options         price
                                       ---------     ---------    ---------     --------     ---------      ----------
Outstanding at beginning of            1,832,479     $    0.41    1,446,280     $   0.43     1,264,200      $     0.39
year
Granted                                1,095,000          0.51      526,199         0.95      827,080             0.49
Exercised                                     -           -         (50,000)        0.41     (645,000)            0.40
Forfeited/Cancelled                    (787,479)          0.65      (90,000)        0.91            -             -
                                       ---------     ---------    ---------     --------     ---------      ----------

Outstanding at end of year             2,140,000     $    0.51    1,832,479     $   0.41     1,446,280      $     0.44
                                       =========     =========    =========     ========     =========      ==========

Options exercisable at year end          849,377                    969,867                    474,405
                                       =========                  =========                  =========

Weighted average fair value of
Options  granted  during  the year     $    0.20                  $    0.92                  $    0.43
                                       =========                  =========                  =========


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

At September 30, 2001, 2000, and 1999 the Company granted to its employees and other eligible participants options exercisable for the Company common stock. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

The following table summarizes information about the stock options outstanding at September 30, 1999, September 30, 2000, and September 30, 2001:

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


17)  STOCK OPTION PLAN (CONTINUED)


                            Options Outstanding           Options Exercisable
                  ------------------------------------  ------------------------
                     Number      Weighted                  Number
                  Outstanding     Average     Weighted   Exercisable    Weighted
                     as of       Remaining     Average     as of         Average
    Range of     September 30,  Contractual   Exercise  September 30,   Exercise
Exercise Prices       1999          Life        Price       1999          Price
---------------  -------------  -----------   --------  -------------   --------
 $0.30 - $0.34       20,000         9.08       $  0.31     15,000       $  0.31


 $0.36 - $0.40      615,000         8.29       $  0.38    218,125       $  0.38


 $0.41 - $0.45       50,000         9.17       $  0.41         --       $  0.41


 $0.46 - $0.49      175,000         2.92       $  0.47    175,000       $  0.47


     $0.50          586,280         9.66       $  0.50     66,280       $  0.50
                 ----------     --------      --------  ---------       --------

                  1,446,280         8.24       $  0.43    474,405       $ 0.43
                 ==========     ========      ========  =========       ========


                            Options Outstanding           Options Exercisable
                  ------------------------------------  ------------------------
                     Number      Weighted                  Number
                  Outstanding     Average     Weighted   Exercisable    Weighted
                     as of       Remaining     Average     as of         Average
    Range of     September 30,  Contractual   Exercise  September 30,   Exercise
Exercise Prices       2000          Life        Price       2000          Price
---------------  -------------  -----------   --------  -------------   --------
 $0.30 - $0.34       20,000         8.08       $  0.31     20,000       $  0.31


 $0.36 - $0.40      575,000         7.29       $  0.38    346,875       $  0.38


 $0.41 - $0.49      175,000         1.92       $  0.47    175,000       $  0.47


     $0.50          637,479         8.78       $  0.50    326,229       $  0.50


 $0.51 - $0.99       50,000         9.50       $  0.88     13,438       $  0.88


 $1.00 - $1.03      375,000         9.58       $  1.01     88,325       $  1.02
                 ----------     --------      --------  ---------       --------

                  1,832,479         7.83       $  0.41    969,867       $  0.50
                 ==========     ========      ========  =========       ========

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


17)  STOCK OPTION PLAN (CONTINUED)

                            Options Outstanding           Options Exercisable
                  ------------------------------------  ------------------------
                     Number      Weighted                  Number
                  Outstanding     Average     Weighted   Exercisable    Weighted
                     as of       Remaining     Average     as of         Average
    Range of     September 30,  Contractual   Exercise  September 30,   Exercise
Exercise Prices       2001          Life        Price       2001          Price
---------------  -------------  -----------   --------  -------------   --------

     $0.31           20,000         7.08      $   0.31     20,000        $  0.31

     $0.38          575,000         6.29      $   0.38    490,625        $  0.38

 $0.41 - $0.45      100,000         9.74      $   0.43         --        $    --

     $0.47          175,000         0.92      $   0.47    175,000        $  0.47

     $0.50          875,000         8.74      $   0.50     80,000        $  0.50

 $0.51 - $0.70      200,000         9.92      $   0.59         --        $    --

     $0.88           30,000         8.50      $   0.88     13,125        $  0.88

 $1.00 - $1.03      165,000         8.58      $   1.01     70,627        $  1.02
                 ----------     --------      --------  ---------       --------

                  2,140,000         7.57      $   0.51    849,377        $  0.47
                 ==========     ========      ========  =========       ========


18)  GOODWILL - ACQUISITION OF ACCUIMAGE, INC.

Amortization expense of Goodwill for the periods ended September 30, 2001, 2000 and 1999 amounted to $61,814 for each period.


19)  FOREIGN SALES

The Company has had revenue from sources outside the United States; all sales were accounted for in US dollars.

                  Country                   2001           2000
          --------------------            -------        -------
          Germany                         $18,000        $    --
          Taiwan                               --          8,300
          Israel                           40,200             --
          Japan                                --         26,152
                                          -------        -------

          Total Foreign Sales             $58,200        $34,452
                                          =======        =======

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


20)  INCOME TAXES

Significant components of the provision for taxes based on income for the years ended September 30 are as follows:

                                               2001      2000     1999
                                              ------     ----     ----
          Current tax expense
                Federal                       $   --     $ --     $ --
                State                          6,400      800      800
                                              ------     ----     ----
                                               6,400      800      800

          Deferred tax expense
                Federal                           --       --       --
                State                             --       --       --
                                              ------     ----     ----

          Provision for income taxes          $6,400     $800     $800
                                              ======     ====     ====

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30 is as follows:

                                               2001         2000         1999
                                             -------      -------      -------

   Income tax provision (benefit) computed
   at federal statutory rate                  (34.00%)      34.00%      (34.00%)

   State                                       (8.84%)       8.84%       (8.84%)

   NOL carryforward benefit                       --       (42.37%)         --
                                             -------      -------      -------

   Increase in valuation allowance             42.83%          --        42.84%
                                             -------      -------      -------

   Effective tax rate                           0.01%        0.47%        0.00%
                                             =======      =======      =======

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


20)      INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                 2001          2000
                                              ---------     ---------
     Deferred tax asset
          Net operating loss carryforwards    $ 814,164     $ 307,128
          Allowance for warranty costs           64,566       105,723
          Depreciation/amortization              32,493        55,588
          Other accruals and allowances          70,507        21,447
                                              ---------     ---------
                                                981,730       489,886

     Deferred tax liability
          Deferred state income tax             (68,877)      (20,198)
                                              ---------     ---------

     Valuation allowance                       (912,853)     (469,688)
                                              ---------     ---------

     Net deferred tax asset                   $      --     $      --
                                              =========     =========


At September 30, 2001, the Company has approximately $1,900,477 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019.

The Company has elected to reserve fully the benefit of tax carryforwards until such time as it is able to reasonably expect to realize those benefits.


21)  RETIREMENT PLAN

The Company sponsors a SIMPLE IRA Plan to provide retirement benefits for its employees who meet the eligibility requirements. Employees may contribute a certain percentage of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service, $6,500 for 2001. The Company makes a 3% matching contribution based on each employee's annual compensation. Employees' right to both elective and matching contributions are fully vested.

Company matching contributions to the Plan totaled $11,295 for the period ended September 30, 2001.


22)  SUBSEQUENT EVENTS

A.   COMMON STOCK TRANSACTIONS

In December 2001, the Company concluded the sale of its common shares through a private placement offering. The Company sold 11,904,761 shares of unregistered, restricted common stock

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


22)  SUBSEQUENT EVENTS (CONTINUED)

for $1,000,000, completing the full offering. The shares were issued at a price of $0.084 per share, which is at a discount from the market price.

Under this private placement offering, the Company sold 1,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, one individual purchased 6,378,576 shares and he will become a member of the board of directors.

B.   STOCK OPTIONS

During the period October 1, 2001 to December 19, 2001, the Company issued incentive stock options to its employees allowing them to purchase up to 235,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant.

The exercise period for the options is for 10 years from the date of the grant, and vest over a 4-year period.

                                INDEX TO EXHIBITS

  EXHIBIT NO.     EXHIBIT NAME

     2.1       Rescission and Transfer Agreement, dated June 30, 1998 (1)

     2.2       Stock Allocation Agreement, dated June 30, 1998 (1)

     3.1       Articles of Incorporation of Company, filed February 2, 1990 (1)

     3.2 Certificate of Amendment of Articles of Incorporation of Company, filed June 27, 1996 (1)

     3.3 Certificate of Amendment of Articles of Incorporation of Company, filed February 12, 2001 (3)

     3.4       Bylaws of the Company (1)

     4.1 Form of Warrant issued to investors in Private Offering concluded April 30, 2000 (2)

     4.2 Form of Stock Purchase Agreement entered into between Company and several investors on December 10, 2001 (4)

     10.1      AccuImage Stock Option Plan (1)

     10.2      Form of Stock Option Agreement (1)

     10.3 Form of Unit Purchase Agreement between the Company and investors in the Private Offering which 10.3 concluded April 30, 2000 (2)

     10.4 Sublease Agreement between Toshiba America MRI, Inc. and the Company entered into on May 25, 2001

     10.5 Employment Agreement between the Company and Leon Kaufman entered into on February 1, 2001

     23.1      Consent  of  Pohl,  McNabola,  Berg &  Company,  LLP  Independent
               Auditors

--------------------------------------------------------------------------------

FOOTNOTES

(1) Incorporated by reference to the Company's Registration Statement on Form 10, filed June 30, 1999.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 15, 2000.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 15, 2001.

(4) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 26, 2001.