Form 10QSB
period 2001-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2002-02-14
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


                Nevada                                          33-0713615
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

400 Grandview Drive, South San Francisco, California    94080-4920
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

                             Yes _X_         No ___

The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of December 31, 2001. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                              Yes___         No _X_

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                December 31, 2001


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

             Balance Sheets as of December 31, 2001 (unaudited) and
             September 30, 2001 (audited)                                      3

             Statements of Operations & Comprehensive Income (unaudited)
             for the Three Months Ended December 31, 2001 and 2000             5

             Statements of Cash Flows (unaudited) for the
             Three Month Period Ended December 31, 2001 and 2000               6

             Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition or Plan of Operations                            11


PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                                14

Item 4.  Submission of Matters to a Vote of Securities Holders                14

Item 6.  Exhibits and Reports on Form 8-K                                     14


Signature                                                                     15


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
          DECEMBER 31, 2001(UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)

                                                     December 31,  September 30,
                                                         2001          2001
                                                     (UNAUDITED)    (AUDITED)
                                                      ------------------------
ASSETS
Current Assets
    Cash                                              $1,015,849    $   51,422
    Accounts receivable, net of allowance
       for doubtful accounts of $12,068 and $15,000      176,790       234,875
    Employee receivable                                    1,500         7,500
    Inventory                                            125,431        94,083
    Prepaid expenses                                       6,995        17,350
    Other current assets                                      --         5,216
                                                      ------------------------

Total Current Assets                                   1,326,565       410,446

Property and Equipment, net of accumulated
  depreciation                                            48,380        53,549

Other Assets
    Security deposits                                     18,735        18,735
    Trade receivable-non-current                          15,075        15,075
    Licenses, net of accumulated amortization             26,401        29,970
    Goodwill, net of accumulated amortization            355,423       370,877
    Investment in AHS                                    375,000       375,000
                                                      ------------------------
Total Other Assets                                       790,634       809,657

TOTAL ASSETS                                          $2,165,579    $1,273,652
                                                      ========================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

ACCUIMAGE DIAGNOSTICS CORP.
BALANCE SHEETS (CONTINUED)


                                                 December 31,      September 30,
                                                     2001              2001
                                                 (UNAUDITED)        (AUDITED)
                                                 ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                             $   91,580        $   69,932
    Product warranty reserve                        150,564           150,714
    Sales tax payable                                 9,413            13,541
    Wages & payroll taxes payable                        --             4,844
    Other accrued liabilities                       149,876           181,965
    Accrued vacation                                 53,726            53,726
    Deferred revenue                                312,100           312,100
    Customer deposits                                18,525                --
                                                 ----------------------------

Total Current Liabilities                           785,784           786,822

Long-Term Liabilities
    Shareholder notes payable                       250,000           250,000
    Non-customer deposits                             2,949                --
                                                 ----------------------------

Total Liabilities                                 1,038,733         1,036,822

Stockholders' Equity
Preferred Shares - $0.001 Par Value;
10,000,000 shares Authorized; None
issued or outstanding                                    --                --

Common Shares - $0.001 Par Value;
50,000,000 Authorized; 22,886,295 and
10,981,534 shares issued and outstanding on
December 31, 2001 and September 30, 2001             22,887            10,982

Paid-In-Capital                                   3,488,348         2,500,253
Accumulated other comprehensive loss               (125,000)         (125,000)
Accumulated Earnings (Deficit)                   (2,259,387)       (2,149,405)
                                                 ----------------------------

Total Stockholder's Equity                        1,126,847           236,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,165,579        $1,273,652
                                                 ============================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           ACCUIMAGE DIAGNOSTICS CORP
           STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000


                                                    For the three months
                                                      Ended December 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------

REVENUES                                           $746,733            $453,238

COST OF GOODS SOLD                                   76,886             130,748
                                               --------------------------------

GROSS PROFIT                                        669,847             322,490

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
General and
Administrative                                      374,756             282,037
Sales and Marketing                                 159,357             122,037
Research and
Development                                         249,879             133,163
                                               --------------------------------
TOTAL SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             783,992             537,237


                                               --------------------------------
OPERATING LOSS                                     (114,145)           (214,747)

OTHER (INCOME) AND EXPENSES
    Interest Income                                    (466)             (7,171)
    Other Income                                     (9,948)                 --
    Interest Expense                                  6,250                  --
    Franchise and Other Taxes                            --               2,191
                                               --------------------------------

TOTAL OTHER (INCOME) AND EXPENSES                    (4,164)             (4,980)
                                               --------------------------------

NET LOSS                                          $(109,981)          $(209,767)
                                               ================================

INCOME (LOSS) PER SHARE-
BASIC & DILUTED                                     $(0.008)            $(0.019)
                                               ================================


Weighted Average Shares Outstanding
        Basic & Diluted                          13,597,965          10,914,253

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THREE MONTH PERIOD ENDED DECEMBER 31, 2001 AND 2000

                                                      December 31,  December 31,
                                                         2001          2000
                                                      ------------------------
Cash Flows from Operating Activities
    Net Cash provided (used) by Operating Activities:   $(35,028)    $(112,526)
                                                      ------------------------

    Loan to other entity

Cash Flow from Investing Activities:
    Investment in Property and Equipment                    (545)      (78,572)
                                                      ------------------------

    Net Cash Provided (Used) by Investing Activities        (545)      (78,572)
                                                      ------------------------

Cash Flow From Financing Activities:
    Proceeds from Sales of Stock                       1,000,000            --
                                                      ------------------------

    Net Cash Provided (Used) by Financing Activities   1,000,000            --
                                                      ------------------------

Increase (Decrease) in Cash                              964,427      (191,098)

Cash Balance at beginning of period                       51,422       702,903
                                                      ------------------------

Cash Balance at end of period                         $1,015,849      $511,805
                                                      ========================



Supplemental Disclosure:
    Interest Paid                                        $12,500            $0
    Income Taxes-Franchise tax                                $0        $4,111
    Compensation paid in shares (Non-Cash)                    $0            $0


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In  the  opinion  of  the  management,  the  accompanying  consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at December 31, 2001 and September 30, 2001, the results of its operations for the three months ended December 31, 2001 and 2000, and the cash flow for the periods ended December 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2001 Form 10-KSB. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2002.

CONCENTRATION OF CASH

         The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of December 31, 2001 and September 30, 2001 were $1,015,849 and $52,334, respectively.

INVENTORIES AND COST OF GOOD SOLD

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

ADVERTISING COSTS

         The  Company   expenses   advertising   costs  as  they  are  incurred.
Advertising expenses were $17,837 and $25,757 for the three months ended on December 31, 2001, and 2000, respectively.

INCOME TAXES

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

COMPREHENSIVE INCOME (LOSS)

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15,
1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting Stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). The Company did not have any components of comprehensive income (loss) for the three months ended December 31, 2001. For the fiscal year ended September 30, 2001, the Company recorded unrealized losses of $125,000 on equity securities available-for-sale.

NET LOSS PER SHARE

         The  Company  follows  SFAS  No.  128,   "Earnings  per  Share,"  which
establishes standards for computing and presenting earnings per share ("EPS").

         Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The dilutive EPS calculation gives effect to all dilutive potential common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations. There were no dilutive securities for the three month period ended December 31, 2001 and 2000.

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill existing at September 30, 2001 until the new standard is adopted and goodwill tested for impairment in accordance with SFAS No. 121. The Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available for loans with similar terms, the carrying values of notes payable approximates the fair values.


(2) RELATED PARTY TRANSACTIONS

         Douglas Boyd, P.H.D. is the Chairman of The Board of Directors and a shareholder in the Company. Mr. Boyd is also a member of the Board of Directors of Imatron, Inc. and a minority shareholder in Imatron, Inc. On April 1999, AccuImage Diagnostics Corp. entered into an agreement with Imatron, Inc. for Imatron to be a distributor of the Company's products. Sales to Imatron, Inc. amounted to $441,444 and $334,775 and represented 59.1% and 73.9% of the Company's total revenue for the three months ended December 31, 2001 and 2000, respectively.

         Douglas Boyd and family members are majority shareholders of Imaging Technology Group, Inc (ITG). There were sales to either ITG for the three months ended December 31, 2001 and 2000, respectively, were $0 and $75,199.

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

         The Company received cash from AHS, Inc., an entity in which the Company has a 5% ownership interest, in the amount of $312,100 during the year ended September 30, 2001, for sales of the Company's products, which were not yet shipped at September 30, 2001. AHS is not able to take delivery of the products ordered due to construction delays at their facilities. $312,100 was recorded as deferred revenue for the fiscal year ended September 30, 2001 and was still held as deferred revenue for the quarter ended December 31, 2001.


(3) EQUITY TRANSACTIONS

COMMON STOCK TRANSACTIONS

         Effective December 10, 2001, the Company concluded the sale of its common shares through a private placement offering. The Company sold 11,904,761 shares of unregistered, restricted common stock for $999,999.92, completing the full offering. The shares were issued at a price of $0.084 per share, which was at a discount from the market price. Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, one individual purchased 6,378,576 shares and became a member of the Board of Directors.

STOCK OPTIONS

         During the period October 1, 2001 to December 31, 2001, the Company issued incentive stock options to its employees allowing them to purchase up to 235,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and the options vest over a 4-year period.


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on January 14, 2002.

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

         The Company markets its products to radiology departments, imaging centers and original equipment manufacturers of diagnostic imaging systems through a direct sales force, non-exclusive distributors in the United States and independent distributors in international markets.

REVENUE

         For the three months ended December 31, 2001, revenue increased by $329,537 or 72.7%. Revenues for the quarter ended December 31, 2001 were $746,733 compared with $453,238 for the same period in 2000. Sales to Imatron Inc. increased by approximately $107,000 to $441,444, compared to $334,444 for the same period in 2000 and sales to other customers increased by $222,869 to $341,332, compared to $118,463 for the same period in 2000.

GROSS PROFIT

         For the three months ended December 31, 2001, gross profit on sales increased to $669,847, or 107.7%, compared with $322,490 in 2000 due primarily to increased sales of software options, which have higher gross margins than the Company's other products.

SALES AND MARKETING

         The Company's sales and marketing expenses for the quarter ended December 31, 2001 were $159,357 compared with expenses of $122,037 for the same quarter in fiscal year 2000. This increase, of $37,320, was due to increases in salary and related expenses, and travel expenses which were offset by reduced marketing materials purchases.

RESEARCH AND DEVELOPMENT

         The Company spent $249,879 on research and development (R&D) activities during the quarter ended December 31, 2001 compared with $133,163 for the quarter ended December 31, 2000. This increase is due primarily to an increase in salary and related expenses; R&D staff had increased by two software engineers over the quarter ended December 31, 2000. Also, R&D consultant expenses had increased by approximately $20,000 over the quarter ended December 31, 2000. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE

         Operational and administrative expenses were $374,756 for the quarter ended December 31, 2001, which compares with $282,037 for the same quarter in the previous year. The increase is primarily due to higher salaries and related expenses; headcount increased by one over the quarter ended December 31, 2000. Also, increased spending on patent legal expenses and rent contributed to the rise in operational and administrative expenses over the prior quarter ended December 31, 2000. Patent legal expenses were $22,894 for the quarter ended December 31, 2001 and $0 for the quarter ended December 31, 2000. Rent expenses increased to $56,183 for the quarter ended December 31, 2001 from $25,097 for the same quarter ended in fiscal year 2000 due to the increased monthly rent for the 400 Oyster Point Blvd. facility, the lease agreement of which was terminated effective December 31, 2001, as well as the entering into a new lease on June 20, 2001 for the current headquarters located at 400 Grandview Drive. Due to the early termination of the 400 Oyster Point Blvd. facility, management expects rent expense to decrease for the remainder of the fiscal year to approximately $38,000 per quarter.

RESULTS OF OPERATIONS

         Revenues increased $293,495 for the period ended December 31, 2001, or approximately 65% over the same quarter ended December 31, 2000. Even with this significant increase in revenues, expenses for R&D and general and administrative expenses increased approximately 50% over the same quarter ended December 31, 2000. This resulted in a net operating loss of $114,145 for the three months ending December 31, 2001 or $100,602 lower than the net operating loss of $214,747 for the same period in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ending December 31, 2001, the Company generated an operating loss of ($109,981). On December 31, 2001, the Company had $1,015,849 in cash and net accounts receivable of $176,790. Working capital for the period ended December 31, 2001 equaled $540,781 compared with ($373,427) for the period ended September 30, 2001. The current ratio for the period ended December 31, 2001 was 1.69 compared to (0.52) for the period ended September 30, 2001.

         The significant increase in cash was due to the conclusion of a sale of 11,904,761 shares of the Company's common stock through a private placement offering on December 10, 2001. This private placement offering generated
$999,999.92 in cash. The shares were issued at a price of $0.084 per share, which was at a discount from the market price. Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, Dr.
C. Allen Wall purchased 6,378,576 shares and became a member of the Board of Directors during the quarter ended December 31, 2001. This infusion of cash will be used for short-term working capital requirements to generate future sales.

         The Company anticipates that cash requirements for the remainder of the fiscal year will be met by a combination of existing cash on hand, operational income, and financing.

FOREIGN CURRENCY TRANSACTIONS

         All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

         Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

SHARE PRICE VOLATILITY

         During the first quarter of fiscal year 2001, the Company's share price experienced some price decline and volatility compared to the same period in the prior fiscal year. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $999,999.92 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended, and was exempt from the registration requirements thereunder pursuant to Section 4(2) thereof. The Company reported this transaction in an 8-K filed December 26, 2001.

         Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Inyoung S. Boyd, spouse of Douglas Boyd, Chairman of the Board and Principal Executive Officer of the Company, purchased 1,000,000 shares of the Company Common Stock. John C. Klock, Director of the Company, purchased 595,238 shares of the Company Common Stock. Hedvig Hricak, spouse of Alexander
R. Margulis, Director of the Company, purchased 119,047 shares of the Company Common Stock. Chris R. Shepherd, Director of the Company, purchased 261,904 shares of the Company Common Stock. Chung Lew, a 5% stockholder of the company, purchased 1,000,000 shares of the Company Common Stock. Additionally, through two entities over which he has direct control, C. Allen Wall purchased 6,378,576 shares and became a member of the Board of Directors during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 10.1: Form of Stock Purchase Agreement entered into between Company and several investors on December 10, 2001.**

                  Exhibit 10.2: Stock Purchase Agreement entered into between Company and Inyoung S. Boyd, Spouse of Douglas Boyd, Chairman of the Board and Principal Executive Officer of the Company.

                  Exhibit 10.3: Stock Purchase Agreement entered into between Company and John C. Klock, Director of the Company.

                  Exhibit 10.4: Stock Purchase Agreement entered into between Company and Chris R. Shepherd, Director of the Company.

                  Exhibit 10.5: Stock Purchase Agreement entered into between Company and C.A. Wall Family Foundation, an entity controlled by C. Allen Wall, Director of the Company.

                  Exhibit 10.6: Stock Purchase Agreement entered into between Company and C. Allen Wall UTA Charles Schwab & Co., Inc. - T.J. Whalen and C.A. Wall Keogh Plan, an entity controlled by
                  C. Allen Wall, Director of the Company.

                  Exhibit 10.7: Stock Purchase Agreement entered into between Company and Chung Lew, a 5% stockholder of the Company.

                  Exhibit 10.8: Stock Purchase Agreement entered into between Company and Hedvig Hricak, Spouse of Alexander R. Margulis, Director of the Company.

                  ** Incorporated by reference to the Company's Current Report filed December 26, 2001.

         (b)      Form 8-K Reports:

                  On December 26, 2001, the Company filed a Current Report on Form 8-K reporting its December 10, 2001 transaction, in which the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $999,999.92 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. Copy of the form of the Stock Purchase Agreement was filed as an exhibit with the 8-K.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ACCUIMAGE DIAGNOSTICS CORP.

February 14, 2002

                                                     By: /s/ LEON KAUFMAN
                                                         -----------------------
                                                         Leon Kaufman
                                                         Chief Executive Officer