Form 10QSB
period 2002-03-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2002-05-13
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ________________________

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                            ________________________

                        Commission File Number: 000-26555

                            ________________________

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                              33-0713615
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


400 Grandview Drive, South San Francisco, California                  94080-4920
________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)


                    Issuer's telephone number: (650) 875-0192


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.
                                 Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of March 31, 2002. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                           ACCUIMAGE DIAGNOSTICS CORP.
                           ___________________________

                                   Form 10-QSB
                                 March 31, 2002


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

             Balance Sheets as of March 31, 2002 (unaudited) and
             September 30, 2001 (audited)                                     3

             Statements of Operations & Comprehensive Income
             (unaudited) for the Three and Six Months Ended
             March 31, 2002 and 2001                                          5

             Statements of Cash Flows (unaudited) for the Six
             Months Period Ended March 31, 2002 and 2001                      6

             Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition or Plan of Operations                           11


PART II. OTHER INFORMATION


Item 2.  Changes in Securities                                               14

Item 4.  Submission of Matters to a Vote of Securities Holders               14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14


Signature                                                                    15


   The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS


                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
           MARCH 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)

                                                                              March 31, 2002        September 30, 2001
                                                                                (UNAUDITED)             (AUDITED)
                                                                              ________________________________________

ASSETS
Current Assets
              Cash                                                             $  612,792               $   51,422
              Accounts receivable, net of allowance                               463,402                  234,875
                 for doubtful accounts of $9,570 and $15,000
              Employee receivable                                                   1,000                    7,500
              Inventory                                                            86,766                   94,083
              Prepaid expenses                                                     36,249                   17,350
              Other current assets                                                  7,549                    5,216
                                                                              ________________________________________

Total Current Assets                                                            1,207,758                  410,446

Property and Equipment, net of accumulated depreciation                            43,080                   53,549

Other Assets
              Security deposits                                                    15,067                   18,735
              Trade receivable-non-current                                          9,420                   15,075
              Licenses, net of accumulated amortization                            23,257                   29,970
              Goodwill, net of accumulated amortization                           339,970                  370,877
              Investment in AHS                                                   375,000                  375,000
                                                                              ________________________________________
Total Other Assets                                                                762,714                  809,657

TOTAL ASSETS                                                                   $2,013,552               $1,273,652
                                                                              ========================================


   The accompanying notes are an integral part of these financial statements.




ACCUIMAGE DIAGNOSTICS CORP.
BALANCE SHEETS (CONTINUED)


                                                                              March 31, 2002        September 30, 2001
                                                                                (UNAUDITED)             (AUDITED)
                                                                              ________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
              Accounts payable                                                $   110,972              $    69,932
              Product warranty reserve                                            140,872                  150,714
              Sales tax payable                                                     4,117                   13,541
              Wages & payroll taxes payable                                         1,184                    4,844
              Other accrued liabilities                                            67,751                  181,965
              Accrued vacation                                                     48,907                   53,726
              Deferred revenue                                                    235,100                  312,100
              Customer deposits                                                    11,755                        -
                                                                              ________________________________________

Total Current Liabilities                                                         620,658                  786,822

Long-Term Liabilities
              Shareholder notes payable                                           250,000                  250,000
              Non-customer deposits                                                 2,948                        -
                                                                              ________________________________________

Total Liabilities                                                                 873,606                1,036,822

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                                         -                        -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized;                           22,887                   10,982
22,886,295 and 10,981,534 shares issued and outstanding on
March 31, 2002 and September 30, 2001

Paid-In-Capital                                                                 3,488,346                2,500,253
Accumulated other comprehensive loss                                             (125,000)                (125,000)
Accumulated Earnings (Deficit)                                                 (2,246,287)              (2,149,405)
                                                                              ________________________________________

Total Stockholder's Equity                                                      1,139,946                  236,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 2,013,552              $ 1,273,652
                                                                              ========================================


   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP
           STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 2002 AND 2001


                                               For the three months     For the six months
                                                 Ended March 31,         Ended March 31,
                                               _____________________  ______________________
                                                  2002        2001       2002        2001
                                               _____________________  ______________________

REVENUES                                        $965,592    $811,810  $1,712,325  $1,265,048

COST OF GOODS SOLD                               124,040     163,816     200,926     294,563
                                               _____________________  ______________________

GROSS PROFIT                                     841,552     647,994   1,511,399     970,485

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
General and
Administrative                                   328,935     344,135     703,691     626,192
Sales and Marketing                              191,522     193,712     350,879     315,748
Research and
Development                                      313,491     203,228     563,370     336,373
                                               _____________________  ______________________
TOTAL SELLING, GENERAL AND ADMINISTRATIVE        833,948     741,075   1,617,940   1,278,313
EXPENSES

                                               _____________________  ______________________
OPERATING INCOME/(LOSS)                            7,604     (93,081)   (106,541)   (307,828)

OTHER (INCOME) AND EXPENSES
          Interest Income                         (1,078)     (7,912)     (1,544)    (15,083)
          Other Income                           (10,667)       (750)    (20,615)       (750)
          Interest Expense                         6,250         -        12,500        -
          Franchise and Other Taxes                  -         3,446                   5,637
                                               _____________________  ______________________

TOTAL OTHER (INCOME) AND EXPENSES                 (5,495)     (5,216)     (9,659)    (10,196)
                                               _____________________  ______________________

NET INCOME/(LOSS)                               $ 13,099    $(87,865) $  (96,882) $ (297,632)
                                               =============================================

INCOME / (LOSS) PER SHARE-BASIC                 $  0.001    $ (0.008) $   (0.005) $   (0.027)
                                               =============================================
INCOME / (LOSS) PER SHARE- DILUTED              $  0.001    $ (0.008) $   (0.005) $   (0.026)
                                               =============================================

Weighted Average Shares Outstanding
                   Basic                      22,886,295  10,981,534  18,517,248  10,981,534
                   Diluted                    22,901,702  11,435,218  18,517,248  11,435,218


   The accompanying notes are an integral part of these financial statements.





                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR SIX MONTHS PERIOD ENDED MARCH 31, 2002 AND 2001

                                                                                    March 31,           March 31,
                                                                                      2002                2001
                                                                                    _________           _________

Cash Flows from Operating Activities
              Net Cash provided (used) by Operating Activities:                     $(436,037)          $(485,653)
                                                                                    _____________________________

              Loan to other entity

Cash Flow from Investing Activities:
              Investment in Property and Equipment                                     (2,593)             (5,424)
              Loan to other entity                                                          -             (44,778)
                                                                                    _____________________________

              Net Cash Provided (Used) by Investing Activities                       (438,630)            (50,202)
                                                                                    _____________________________

Cash Flow From Financing Activities:
              Proceeds from Sales of Stock                                          1,000,000                   -

                                                                                    _____________________________

              Net Cash Provided (Used) by Financing Activities                      1,000,000                   -
                                                                                    _____________________________

Increase (Decrease) in Cash                                                           561,370            (535,855)

Cash Balance at beginning of period                                                    51,422             702,903
                                                                                    _____________________________

Cash Balance at end of period                                                       $ 612,792           $ 167,048
                                                                                    =============================


Supplemental Disclosure:
              Interest Paid                                                         $  12,500           $       0
              Income Taxes-Franchise tax                                            $     800           $   3,151


   The accompanying notes are an integral part of these financial statements.


NOTES TO THE FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In  the  opinion  of  the  management,  the  accompanying  consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 2002 and September 30, 2001, the results of its operations for the six months ended March 31, 2002 and 2001, and the cash flow for the periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2001 Form 10-KSB. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2002.

CONCENTRATION OF CASH

         The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of March 31, 2002 and September 30, 2001 were $471,903 and $52,334, respectively.

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

ADVERTISING COSTS

         The  Company   expenses   advertising   costs  as  they  are  incurred.
Advertising expenses were $15,242 and $33,079, and $2,527 and $29,996 for the three and six months ended on March 31, 2002, and 2001, respectively.

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

COMPREHENSIVE INCOME (LOSS)

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting Stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). The Company did not have any components of comprehensive income (loss) for the six months ended March 31, 2002. For the fiscal year ended September 30, 2001, the Company recorded unrealized losses of $125,000 on equity securities available-for-sale.

NET INCOME/LOSS PER SHARE

         The  Company  follows  SFAS  No.  128,   "Earnings  per  Share,"  which
establishes standards for computing and presenting earnings per share ("EPS").

         Basic EPS is computed by dividing net income/loss by the weighted average number of common shares outstanding. The dilutive EPS calculation gives effect to all dilutive potential common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations. The dilutive shares equivalent for the three and six months ended March 31, 2002 and 2001 were 15,407 and 0, and 453,685 and 453,685.

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



(2)  RELATED PARTY TRANSACTIONS

         Douglas Boyd, Ph.D. was the Chairman of The Board and a shareholder in the Company, and at that time, was also a member of the Board of Directors and a shareholder in Imatron, Inc. In April, 1999, the Company entered into an agreement with Imatron to distribute the Company's products. On December 19, 2001, Imatron was acquired by General Electric Company and Dr. Boyd became an employee of GE/Imatron. On March 6, 2002, Dr. Boyd resigned from the Board of the Company. Dr. Boyd remained employed by GE-Imatron after the purchase. Sales to GE/Imatron, Inc. amounted to $892,744 and $739,603 and represented 52.1% and 58.5% of the Company's total revenue for the six months ended March 31, 2002 and 2001, respectively.

         Douglas Boyd and family members are majority shareholders of Imaging Technology Group, Inc (ITG). Sales to ITG for the six months ended March 31, 2002 and 2001, respectively, were $0 and $75,199.

         The following transactions took place between the Company and related parties during the period ended September 30, 2001:

         Leon Kaufman, the CEO advanced to the Company $50,000. The terms of the note payable required the Company to repay $25,000 within seven days after the Company completing their equity investment in AHS, and $25,000 is due June 30, 2005. The note payable bears an interest rate of 10% per annum. The Company has repaid to Mr. Kaufman $25,000 plus applicable interest in August 2001. Mr. Kaufman has been performing the duties of President and CEO starting February 1, 2001.

         In August 2001, two shareholders advanced to the Company $450,000. The note payable bears an interest rate of 10% per annum. The terms of the note payable required the Company to repay $225,000 within seven days after the Company completing their equity investment in AHS, and $225,000 is due June 30, 2005. The Company has repaid to these shareholders $225,000 plus applicable interest in August 2001.

         The Company received cash from AHS, Inc., an entity in which the Company has a 5% ownership interest, in the amount of $312,100 during the year ended September 30, 2001, for sales of the Company's products, which were not yet shipped at September 30, 2001. AHS is not able to take delivery of the products ordered due to construction delays at their facilities. $312,100 was recorded as deferred revenue for the fiscal year ended September 30, 2001 and was still held as deferred revenue at the start of the quarter ended March 31, 2002. Deferred revenue was reduced to $235,100 due to shipments in the second quarter of fiscal year ended September 30, 2002.

(3)   EQUITY TRANSACTIONS

COMMON STOCK TRANSACTIONS

         Effective December 10, 2001, the Company concluded the sale of its common shares through a private placement offering. The Company sold 11,904,761 shares of unregistered, restricted common stock for $999,999.92, completing the full offering. The shares were issued at a price of $0.084 per share, which was at a discount from the market price. Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, Dr. C. Allen Wall purchased 6,378,576 shares and became a member of the Board of Directors. Dr. Wall was elected as Chairman of the Board on March 6, 2002.

STOCK OPTIONS

         During the period October 1, 2001 to March 31, 2002, the Company issued incentive stock options to its employees allowing them to purchase up to 385,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and the options vest equally over a 4-year period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on January 14, 2002.

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

REVENUE

         For the three months ended March 31, 2002, revenue increased by $153,782 or 18.9%, over the same period in 2001. Revenues for the quarter ended March 31, 2002 were $965,592 compared with $811,810 for the same period in 2001. Sales to GE/Imatron Inc. increased slightly by $46,472 to $451,300, compared to $404,828 for the same period in 2001 and sales to other customers increased by $107,310 to $514,292, compared to $406,982 for the same period in 2001. GE/Imatron sales accounted for 46.7% and 49.9% of total revenues for the same period in 2002 and 2001, respectively.

GROSS PROFIT

         For the three months ended March 31, 2002, gross profit on sales increased to $841,552, or 87.2%, compared with $647,994, or 79.8%, in 2001.

SALES AND MARKETING

         The Company's sales and marketing expenses for the quarter ended March 31, 2002 were $191,522 compared with expenses of $193,712 for the same quarter in fiscal year 2001. This slight decrease, of $2,190, was due to lower than prior period travel expenses offset by the production and purchase of marketing materials reflecting new product offerings.

RESEARCH AND DEVELOPMENT

         The Company spent $313,491 on research and development (R&D) activities during the quarter ended March 31, 2002 compared with $203,228 for the quarter ended March 31, 2001. This increase is due primarily to an increase in salary and related expenses from additional R&D staff over the quarter ended March 31, 2001 as well as increased spending on R&D consultants. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE

          Operational and administrative expenses were $327,492 for the quarter ended March 31, 2002, which compares with $344,135 for the same quarter in the previous year. This decrease, of $16,643, is primarily due reduced legal and audit fees and an $8,000 workers' compensation insurance premium reimbursement offset by higher salaries and related expenses. Patent expenses were $911 for the quarter ended March 31, 2002 and $0 for the quarter ended March 31, 2001. Rent expenses were $43,043 for the quarter ended March 31, 2002 compared to $30,768 for the same quarter ended in fiscal year 2001 due to slightly higher expense for the current headquarters location. The lease for the former headquarters, at 400 Oyster Point Blvd., was terminated effective December 31, 2001.

RESULTS OF OPERATIONS

         Revenues increased to $965,592 for the period ended March 31, 2002, or approximately 18.9% over the same quarter ended March 31, 2001. Expenses for general and administrative and sales & marketing decreased slightly, by $16,643 and $2,190, respectively; these savings were offset by increased research & development expenses of $110,263.

         This resulted in a net operating loss of $(105,098) for the six months ending March 31, 2002, or $202,730 lower than the net operating loss of $(307,828) for the same period in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In the  quarter  ending  March  31,  2002,  the  Company  generated  an operating gain of $9,047 due to increased revenues and reduced expenses. On March 31, 2002, the Company had $612,792 in cash and net accounts receivable of $463,402. Working capital for the period ended March 31, 2002 equaled $587,100 compared with ($376,376) for the period ended September 30, 2001. The current ratio for the period ended March 31, 2002 was 1.95 compared to 0.52 for the period ended September 30, 2001.

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

FORWARD-LOOKING STATEMENTS

         The discussion contained in this Management Discussion & Analysis is "forward looking" as that term is contemplated by Section 27A of the Securities Act of 1933 and Section 12E of the Securities exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding future business operations and projected earnings from its products and services, which are subject to many risks. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Form 10-QSB and as disclosed in the Company's other filings with the Security and Exchange Commission. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the Company's Annual Meeting of Stockholders held on March 6, 2002 at the Company's South San Francisco headquarters, the following matters were submitted to a vote of the stockholders of the Company.

         (i) The election of Douglas P. Boyd, John Klock, Alexander R. Margulis, Chris Shepherd, and C. Allen Wall as directors to serve a one-year term until the 2003 Annual Meeting of Shareholders or until their respective successors are elected and qualified.

         NOMINEES                    SHARES VOTED IN FAVOR       SHARES WITHHELD

         Douglas P. Boyd             17,037,311                  20,100

         John C. Klock               17,037,311                  20,100

         Alexander R. Margulis       17,037,311                  20,100

         Chris Shepherd              17,037,311                  20,100

         C. Allen Wall               17,037,311                  20,100

         (ii) The amendment to the AccuImage Stock Option Plan reserving an additional 2,000,000 shares of the Company's Common Stock for issuance thereunder was approved by a total of 15,454,207 votes in favor, 57,500 votes against, and 5,000 shares abstaining.

         (iii) The ratification of the appointment of Pohl, McNabola, Berg & Company, L.L.P. as the Company's independent accountants was approved by a total of 17,009,411 votes in favor, 23,000 votes against, and 4,900 shares abstaining.

ITEM 5.  OTHER INFORMATION

         (a) On April 23, 2002, the Company announced the election of Dr. Hirsch Handmaker, M.D. to the Board of Directors. A copy of the press release appears as Exhibit 99-2 to this 10-QSB and is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 99-1, press release on March 19, 2002 announcing the resignation of the Chairman of the Board, Douglas M. Boyd, Ph.D., the election of Dr. C. Allen Wall as the new Chairman of the Board, and the election to the Board of Dr. Julius R. Krevans, M.D., and Dr. Louis J. Kearn, Ph.D.



         (b)      Form 8-K Reports:

                  On March 19, 2002, the Company filed a Current Report on Form 8-K reporting the resignation of Douglas M. Boyd, Ph.D. as Chairman of the Board and the election of Dr. C. Allen Wall as

                  Chairman. Also announced was the election of two additional Board members, Dr. Julius R. Krevans, M.D. and Dr. Louis J. Kearn, Ph.D. A Press Release was issued on the same day and this was filed as an exhibit with the 8-K. A copy of the press release appears as Exhibit 99-1 to this 10-QSB and is incorporated herein.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACCUIMAGE DIAGNOSTICS CORP.

May 13, 2002

                                                 By:  /s/  LEON KAUFMAN
                                                     ___________________________
                                                     Leon Kaufman
                                                     Chief Executive Officer

                                  EXHIBIT INDEX




EXHIBIT NUMBER                              DESCRIPTION
______________                              ___________

  99-1                         Press Release dated March 19, 2002.

  99-2                         Press Release dated April 23, 2002.