Form 10QSB
period 2002-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2002-08-14
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ________________

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of June 30, 2002. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                  June 30, 2002


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

             Balance Sheets as of June 30, 2002 (unaudited) and
             September 30, 2001 (audited)                                     3

             Statements of Operations & Comprehensive Income (unaudited)
             for the Three and Nine Months Ended June 30, 2002 and 2001       5

             Statements of Cash Flows (unaudited) for the Nine Months
             Period Ended June 30, 2002 and 2001                              6

             Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition or Plan of Operations                           11


PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                               13

Item 4.  Submission of Matters to a Vote of Securities Holders               13

Item 6.  Exhibits and Reports on Form 8-K                                    14


Signature                                                                    14

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS



                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS
           JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)


                                                                   June 30, 2002       September 30, 2001
                                                                    (UNAUDITED)            (AUDITED)
                                                                   _____________       __________________

ASSETS
Current Assets
              Cash                                                  $  559,140             $   51,422
              Accounts receivable, net of allowance                    395,581                234,875
                 for doubtful accounts of $1,172 and $15,000
              Employee receivable                                        9,000                  7,500
              Inventory                                                115,356                 94,083
              Prepaid expenses                                          50,319                 17,350
              Other current assets                                         886                  5,216
                                                                    __________             __________

Total Current Assets                                                 1,130,282                410,446

Property and Equipment, net of accumulated depreciation                 45,429                 53,549

Other Assets
              Security deposits                                         15,067                 18,735
              Trade receivable-non-current                                   -                 15,075
              Licenses, net of accumulated amortization                 20,113                 29,970
              Goodwill, net of accumulated amortization                324,517                370,877
              Investment in AHS                                        375,000                375,000
                                                                    __________             __________
Total Other Assets                                                     734,697                809,657

TOTAL ASSETS                                                        $1,910,408             $1,273,652
                                                                    ==========             ==========

The accompanying notes are an integral part of these financial statements.




ACCUIMAGE DIAGNOSTICS CORP.
BALANCE SHEETS (CONTINUED)


                                                                   June 30, 2002       September 30, 2001
                                                                    (UNAUDITED)            (AUDITED)
                                                                   _____________       __________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
              Accounts payable                                      $  111,491             $   69,932
              Product warranty reserve                                 140,871                150,714
              Sales tax payable                                          3,317                 13,541
              Wages & payroll taxes payable                                  -                  4,844
              Other accrued liabilities                                 85,488                181,965
              Accrued vacation                                          48,908                 53,726
              Deferred revenue                                         117,852                312,100
              Customer deposits                                              -                      -
                                                                    __________             __________

Total Current Liabilities                                              507,927                786,822

Long-Term Liabilities
              Shareholder notes payable                                250,000                250,000
              Non-customer deposits                                      2,949                      -
                                                                    __________             __________

Total Liabilities                                                      760,876              1,036,822

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                              -                      -
shares Authorized; None issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000 Authorized;                22,886                 10,982
22,886,295 and 10,981,534 shares issued and outstanding on
June 30, 2002 and September 30, 2001

Paid-In-Capital                                                      3,488,348              2,500,253
Accumulated other comprehensive loss                                  (125,000)              (125,000)
Accumulated Earnings (Deficit)                                      (2,236,702)            (2,149,405)
                                                                    __________             __________

Total Stockholder's Equity                                           1,149,532                236,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,910,408             $1,273,652
                                                                    ==========             ==========


The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP
           STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 2002 AND 2001


                                              For the three months        For the nine months
                                                 Ended June 30,              Ended June 30,
                                           _________________________   _________________________
                                              2002          2001          2002          2001
                                           ___________   ___________   ___________   ___________

REVENUES                                   $   953,589   $   440,206   $ 2,665,914   $ 1,705,254

COST OF GOODS SOLD                             125,439        82,124       326,365       376,687
                                           _____________________________________________________

GROSS PROFIT                                   828,150       358,082     2,339,549     1,328,567

OPERATING EXPENSES

General and
Administrative                                 349,264       331,333     1,052,955       957,525
Sales and Marketing                            163,424        94,877       514,303       410,625
Research and
Development                                    312,123       239,837       875,493       576,210
                                           _____________________________________________________
TOTAL OPERATING EXPENSES                       824,811       666,047     2,442,751     1,937,360


                                           _____________________________________________________
OPERATING INCOME/(LOSS)                          3,339      (307,965)     (103,202)     (615,793)

OTHER (INCOME) AND EXPENSES
          Interest Income                       (1,978)       (2,805)       (3,522)      (17,888)
          Other Income                         (10,518)         (100)      (31,133)         (850)
          Interest Expense                       6,250             -        18,750             -
          Franchise and Other Taxes                  -         4,273             -         9,910
                                           _____________________________________________________

TOTAL OTHER (INCOME) AND EXPENSES               (6,246)        1,368       (15,905)       (8,828)
                                           _____________________________________________________

NET INCOME/(LOSS)                          $     9,585   $  (309,333)  $   (87,297)  $  (606,965)
                                           =====================================================

INCOME / (LOSS) PER SHARE-BASIC            $    0.0004   $    (0.028)  $    (0.004)  $    (0.055)
                                           =====================================================
INCOME / (LOSS) PER SHARE- DILUTED         $    0.0004   $    (0.028)  $    (0.004)  $    (0.055)
                                           =====================================================

Weighted Average Shares Outstanding
                   Basic                    22,886,295    10,981,534    19,943,081    10,981,534
                   Diluted                  23,065,045    10,981,534    19,943,081    10,981,534


The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR NINE MONTHS PERIOD ENDED JUNE 30, 2002 AND 2001

                                                                    June 30, 2002        June 30, 2001
                                                                    _____________        _____________

Cash Flows from Operating Activities
              Net Cash provided (used) by Operating Activities:       $(481,480)           $(443,453)
                                                                      _________            _________

              Loan to other entity

Cash Flow from Investing Activities:
              Investment in Property and Equipment                      (10,802)              (5,424)
              Loan to other entity                                            -              (44,778)
                                                                      _________            _________

              Net Cash Provided (Used) by Investing Activities          (10,802)             (50,202)
                                                                      _________            _________

Cash Flow From Financing Activities:
              Proceeds from Sales of Stock                            1,000,000                    -

                                                                      _________            _________

              Net Cash Provided (Used) by Financing Activities        1,000,000                    -
                                                                      _________            _________

Increase (Decrease) in Cash                                             507,718             (493,655)

Cash Balance at beginning of period                                      51,422              702,903
                                                                      _________            _________

Cash Balance at end of period                                         $ 559,140            $ 209,248
                                                                      =========            =========


Supplemental Disclosure:
              Interest Paid                                           $   6,250            $       -
              Income Taxes-Franchise tax                              $     800            $   4,273


The accompanying notes are an integral part of these financial statements.


NOTES TO THE FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at June 30, 2002 and September 30, 2001, the results of its operations for the nine months ended June 30, 2002 and 2001, and the cash flow for the periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2001 Form 10-KSB. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2002.

CONCENTRATION OF CASH

         The Company at times maintains cash balances in an account that is not fully federally insured. Uninsured balances as of June 30, 2002 and September 30, 2001 were $559,140 and $52,334, respectively.

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

ADVERTISING COSTS

         The Company expenses advertising costs as they are incurred. Advertising expenses were $7,621 and $13,116, and $40,700 and $43,112 for the three and nine months ended on June 30, 2002, and 2001, respectively.

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

COMPREHENSIVE INCOME (LOSS)

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for financial statements for periods beginning after December 15, 1997. This pronouncement establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting Stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). The Company did not have any components of comprehensive income (loss) for the nine months ended June 30, 2002. For the fiscal year ended September 30, 2001, the Company recorded unrealized losses of $125,000 on equity securities available-for-sale.

NET INCOME/LOSS PER SHARE

         The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS").

         Basic EPS is computed by dividing net income/loss by the weighted average number of common shares outstanding. The dilutive EPS calculation gives effect to all dilutive potential common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations. The dilutive shares equivalent for quarter ended June 30, 2002 was 178,750. There were no dilutive securities for the nine month period ended June 30, 2002 and the three and nine month periods ended June 30, 2001.

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



(2)  RELATED PARTY TRANSACTIONS

         The following transactions took place between the Company and related parties during the nine month period ended June 30, 2002:

         In the prior fiscal year, the Company received cash from AHS, Inc., an entity in which the Company has a 5% ownership interest, in the amount of $312,100 for sales of the Company's products, which were not yet shipped at September 30, 2001. AHS was not able to take delivery of the products ordered due to construction delays at their facilities at that time. $312,100 was recorded as deferred revenue for the fiscal year ended September 30, 2001. Deferred revenue was reduced to $117,852 due to shipments in the second and third quarters of fiscal year ended September 30, 2002.



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

STOCK OPTIONS

         During the period April 1 to June 30, 2002, the Company issued incentive stock options to its employees and Board members allowing them to purchase up to 522,500 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and the options vest equally over a 4-year period.

           Also, the Company issued stock options to its Scientific Advisory Board allowing them to purchase up to 40,000 share of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant and the options vest equally over a 3-year period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on January 14, 2002.

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

REVENUE

         For the three months ended June 30, 2002, revenue increased by $513,383, or 116.6%, over the same period in 2001. Revenues for the quarter ended June 30, 2002 were $953,589 compared with $440,206 for the same period in 2001. Sales for this quarter to GE/Imatron Inc. decreased slightly by $44,168 to $236,265, compared to $280,433 for the same period in 2001 and sales to other customers increased significantly by $557,551 to $717,324, compared to $159,773 for the same period in 2001. GE/Imatron sales accounted for 24.8% and 63.7% of total revenues for the same period in 2002 and 2001, respectively. Approximately $200,000 in sales to AHS were recognized in the second and third quarters of fiscal year ended September 30, 2002.

GROSS PROFIT

         For the three months ended June 30, 2002, gross profit on sales increased to $828,150, or 86.8%, compared with $358,082, or 81.3% in 2001.

SALES AND MARKETING

         The Company's sales and marketing expenses for the quarter ended June 30, 2002 were $163,424 compared with expenses of $94,877 for the same quarter in fiscal year 2001. This increase, of $68,547, was due to increased travel and entertainment expenses, significantly increased tradeshow fees & related expenses from a greater than prior quarter tradeshows/symposiums presence (seven shows compared to one), and commissions paid on increased sales.

RESEARCH AND DEVELOPMENT

         The Company spent $312,123 on research and development (R&D) activities during the quarter ended June 30, 2002 compared with $239,837 for the quarter ended June 30, 2001. This increase is due primarily to an increase in salary and related expenses from additional R&D staff over the quarter ended June 30, 2001 offset by decreased spending on external R&D consultants. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE

          Operational and administrative expenses were $349,264 for the quarter ended June 30, 2002, which compares with $331,333 for the same quarter in the previous year. This increase, of $17,931, is primarily due to higher administration salaries offset by reduced office rental expenses.

RESULTS OF OPERATIONS

         Revenues increased by $513,383, to $953,589, for the quarter ended June 30, 2002, or approximately 116.6% over the same quarter ended June 30, 2001. Expenses increased by $158,764, to $824,811, over the same quarter, prior year, primarily due to increased tradeshow/symposium exhibitions presence, travel expenses, and marketing materials and commissions, of approximately $75,000, and research and development salaries and related expenses, of approximately $83,000.

         This resulted in a net operating loss of ($87,297) for the nine months ending June 30, 2002, or $519,668 lower than the net operating loss of ($606,965) for the same period in fiscal year 2001. This was primarily due to significantly increased revenues, of $960,660 or 56.3%, over the same prior period ($2,665,914 compared to $1,705,254, respectively) offset by a moderate increase, of $505,391 or 26.1%, in operating expenses due primarily to increased R&D and Administration headcount and tradeshow expenses.

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ending June 30, 2002, the Company generated an operating gain of $3,339 due to increased revenues. On June 30, 2002, the Company had $559,140 in cash and net accounts receivable of $395,069. Working capital for the period ended June 30, 2002 equaled $622,355 compared with a deficit of ($376,376) for the period ended September 30, 2001. The current ratio for the period ended June 30, 2002 was 2.23 compared to 0.52 for the period ended September 30, 2001. Net operating activities used $481,480 and $443,453 for the nine months period ended June 30, 2002 and 2001, respectively.

         During the quarter ending June 30, 2002, the Company invested approximately $11,000 to acquire primarily computer equipment.

         The significant increase in cash, compared to the period ended September 30, 2001, was due to the conclusion of a sale of 11,904,761 shares of the Company's common stock through a private placement offering on December 10, 2001. This private placement offering generated $999,999.92 in cash. The shares were issued at a price of $0.084 per share, which was at a discount from the market price. Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, Dr. C. Allen Wall purchased 6,378,576 shares and became a member of the Board of

Directors during the quarter ended December 31, 2001. This infusion of cash is used for short-term working capital requirements to generate future sales.

         The Company anticipates that cash requirements for the remainder of the fiscal year will be met by a combination of existing cash on hand, operational income, and financing.

         Due to improved sales, inventories, at $115,356, increased by $21,273 over the fiscal year ended September 30, 2001. Prepaid expenses, at $50,319, increased by $32,969 primarily due to deposits for tradeshows and insurance premiums. Accounts payable increased to $111,491 due to timing of invoices to suppliers; this was an increase of $41,559 over the fiscal year ended September 30, 2001.

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

Exhibit  Description
_______  ___________

  99     Certification of Periodic Report


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCUIMAGE DIAGNOSTICS CORP.

August 13, 2002

                                          By:  /s/  LEON KAUFMAN
                                              __________________________________
                                                    Leon Kaufman
                                                    Chief Executive Officer