Form 10KSB
period 2002-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2003-01-14
CIK 1089799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.
[  ] Transition report under section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from            to                     .

Commission file number: 000-26555

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                     33-0713615
________________________________________________      __________________________
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                         Identification Number)

400 Grandview Drive, South San Francisco, California                 94080-4920
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended September 30, 2002: $3,284,611

As of January 14, 2003, there were 22,886,295 shares of common stock, $0.001 par value, outstanding.

Portions of the following document are incorporated by reference:

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

THE MEDICAL IMAGING INDUSTRY BACKGROUND

         The application of scanning and imaging techniques to medicine has been responsible for a revolution in medical practices since the development of the CT scanner in the mid-1970's. The CT scanner provided the ability to view anatomical images of the interior of the human body as a collection of cross-sectional "slices". In addition to CT, magnetic resonance imaging and ultrasound are two more recently developed techniques that are being increasingly applied. These processes use radio and ultra-sound waves, respectively, to non-invasively image the interior of the body, often with greater effect than with x-ray technology. Positron Emission Tomography scanners and Nuclear Medicine cameras are also capable of imaging cross sectional slices of the body. These innovative technologies have been rapidly adopted and incorporated in new physician-care practices based on the imaging information they provide.

         The cross-sectional images from these imaging devices have traditionally been transferred in batches to large-format film for review (similar in appearance to conventional x-ray film)., As computer and networking technologies improve, companies are offering systems that provide for the electronic storage and transmission of images as well as providing computerized viewing stations, eliminating the need for film. Further technological advances have made possible viewing and manipulation of the data as complete, three-dimensional visualizations reconstructed by software from the cross-sectional data.

         In parallel with the development of these cross-sectional imaging techniques, conventional -x-ray imaging increasingly is being performed in a digital format. Fluoroscopic images are digitized into a digital video stream. Conventional x-ray films are increasingly scanned and stored in a digital format. New digital image sensors have been developed that replace film and provide the digital image without an intervening x-ray film (Digital Radiography). This collection of techniques is known as Picture Archiving and Communications Systems ("PACS"). It is believed that PACS will be the way that modern hospitals in the near future manage radiological image review, transport and storage.

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

         Another recent trend is an increasing shortage of radiologists. The Company has positioned itself to provide tools that enhance reading efficiency by providing automated and structured reporting products. This area is being actively pursued with new R&D projects.

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

         An area in which the Company has expanded is subsumed under the generic term of structured reporting, where AccuImage software is used by physicians to prepare patient reports. This software allows physicians to save on reporting time and increase consistency in their reporting. The Company has also expanded into the computed and digital radiography market with image stitching, storage and distribution products.

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

THE ACCUIMAGE MARKETING STRATEGY

         The Company's main strategy for marketing its technology is direct sales to radiology professionals through its sales force and distribution network. Since radiologists represent the physician base closest to and most actively involved in medical imaging, the Company believes they will represent the best opportunity for placement of the Company's products in the short to medium term. Radiology represents a developing market for both advanced visualization/analysis techniques and networked distribution and efficiency enhancing products. In order to develop the AccuImage brand in the radiology community, the Company has expanded its presence at professional meetings, enhanced its visibility through publications and presentations, and initiated an active research and development effort that has already resulted in unique products for this market. The Company sells directly to institutions through advertising, trade show presence, distributors and direct sales. The Company also has OEM relationships which it is trying to expand and seeks other distribution channels both domestically and abroad.

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

MARKETING AND DISTRIBUTION

         AccuImage markets its products through direct sales and distributor channels to radiology professionals in hospitals and independent imaging centers. The Company maintains an advertising presence in major radiology periodicals and journals, and ensures that the Company web site is up to date. The Company also actively courts the trade press in order to develop a presence in editorial comment on subjects related to the Company's activities.

         The Company's products are primarily distributed directly by its own sales and installation staff, with the rest of the product distribution managed by several U.S. and international distributors, including General Electric-Imatron Inc. ("GE-Imatron", effective December 19, 2001), a non-exclusive U.S. distributor of AccuImage workstations.

         The Company has had distributors in various parts of the world, but these channels have generated negligible revenue and the Company does not expend resources on their maintenance.

         Distributors are sold the software at a discount off the Company's published MSRP and then install it on hardware purchased by the distributors. The Company supplies the distributors with marketing materials and responds to distributors' requests for minor improvements and enhancements as required to ensure success in particular sales.

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

         The Company records a product warranty reserve. This reserve, which was approximately 7% of hardware and software only sales for fiscal 2000, was $150,000 at September 30, 2001. The warranty reserve is $50,000 for the fiscal year ended September 30, 2002. This was reduced by $100,000 from the prior fiscal year's reserve primarily to the negligible warranty service claims during fiscal year 2001. Management reviews costs attributable to warranty support. All new systems are sold with one year's service and support included. The sale of extended support contracts to its existing customers is a new undertaking for the Company.

INTELLECTUAL PROPERTY AND MARKET PROTECTION

         The Company has performed in-house product development for the majority of the products it currently markets. Historically, the Company has relied upon proprietary source code in protecting technology from competition. To protect its newly-developed intellectual property, a total of 14 patents have been filed starting from early 2001. Nonetheless, such filings are not assured passage through the patent examination process, and even if successful would not prevent competitors from producing products similar to those of the AccuImage proprietary software. The Company has also filed trademark and copyright applications for specific products.

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

COMPETITION

         AccuImage's 3D visualization and analysis products face competition from the manufacturers of imaging equipment, other companies offering similar software products, and in-house development projects at Universities and hospitals to which the Company would otherwise be able to sell its products. Nearly all manufacturers of CT and MRI scanners offer some form of 3D visualization workstation as an optional accessory for their scanners. The principal companies include GE Medical Systems, Philips Medical Systems, Siemens Medical Systems, and Toshiba Medical Systems, which all supply a workstation as an option on their imaging device. Independent suppliers of 3D visualization products include ISG Technologies Inc., Vital Images Inc. (which supplies Toshiba with workstations), SCImaging, TeraRecon and Voxar, which, similar to the Company, act as third party vendors of a workstation product.

         Many of these competitors have substantially greater financial, marketing and technical resources than the Company, and should one or more of the diagnostic imaging system suppliers distribute more competitive visualization products than the ones offered by the Company, the Company's business, financial condition and results of operations could be materially adversely affected. The Company believes that continuing innovation while simultaneously stressing quality of product, service and ability to respond rapidly to customer needs and market trends represent its best defense against such developments. Additionally, because it uses a windows-based PC as its platform, the Company has lower costs and higher margins than many of its competitors who are committed to more expensive, less widely available hardware platforms.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

         During the last two fiscal years the Company has engaged in extensive research and development activities. The Company spent approximately $714,000, $548,000, and $385,000 on such research and development in 2002, 2001, and 2000, respectively. The increase in R&D was necessary to augment or enhance existing product offerings.

PERSONNEL

         The Company currently has twenty full-time employees. The Company has successfully expanded the quantity and quality of its sales, support and technical staff. Although the Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, the Company's ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task.

HISTORICAL OPERATING LOSSES

         For the fiscal year ended September 30, 2002, the Company posted a substantially lower, from the prior fiscal year, operating loss due to increased operating expenses relating to expanded R&D and administrative costs offset by increased revenues. During fiscal year 2001, the Company increased revenues to non-GE-Imatron customers and added sales and R&D staff.

         For the fiscal year ended September 30, 2001, the Company had posted an operating loss due to decreased revenues as well as increased operating expenses relating to expanded R&D and administrative expenses. During fiscal year 2000, the Company had a decrease in its sales to GE-Imatron, Inc., and the Company increased significantly its R&D activities, and added administrative staff and other personnel during fiscal 2000.

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

CAPITAL REQUIREMENTS

         On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,000,000 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to
Section 4(2) thereof. The Company anticipated that the influx of capital from this financing would meet its capital requirements for the next fiscal year, which has now ended. There can be no assurance, however, that the Company will not need additional capital and that such additional capital will be available on acceptable terms, or at all. Failure to obtain any such required capital would have a material adverse effect on the Company's business.

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

DEPENDENCE ON MAJOR CUSTOMERS

         For the fiscal year ended September 30, 2002, sales to GE-Imatron were $1,133,000 and accounted for 35% of the Company's revenue, a significant reduction from the prior fiscal year's share of 48%, even though total revenues increased 56% over the prior fiscal year. The Company has continued its goal of increasing and diversifying its customer base.

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

         During this fiscal year, the Company entered into a supply agreement with AmeriScan, a major provider of CT and MRI imaging services. AmeriScan was founded and operated by Dr. Craig Bittner, who has been a leader in the development of expanded applications for CT scanning and the detection of early disease.

         A significant reduction in orders from any other future significant customers could have a material adverse effect on the Company's operating results.

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

MANAGEMENT OF GROWTH

         The Company's business strategy involves continuing rapid expansion. This growth will place significant strain on the administrative, operational and financial resources of AccuImage and increase demands on its systems and controls. The Company's ability to manage its growth successfully will require it to develop improved systems and controls. If the Company's management is unable to manage growth effectively, the Company's operating results and financial condition could be adversely affected.

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

SUBSEQUENT DEVELOPMENTS

         On December 16, 2002, the Company's investment in AHS was merged with other related partnerships into MDiagnostics, Inc. This is discussed in detail in footnote four in the attached Notes to the Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal office is located at 400 Grandview Drive, South San Francisco, California 94080. The property is a seventeen-room suite of approximately 7,430 square feet and was occupied as of June 20, 2001. The property is leased from an unaffiliated third party for a period of two and one-half years ending December 2003. Monthly rental payments of $7,133 will increase to $7,579 beginning in January 2003.

         The lease on the Company's previous principal office, 400 Oyster Point Blvd., #114, South San Francisco, was terminated effective December 31, 2001. The lease had been renewed beginning February 1, 2001, at which time the monthly payment increased from $3,820 to $7,258. Additional office/warehouse space, located at 384 Oyster Point Blvd, #12, was subleased to an unaffiliated third party for the term of the lease. The property is a mixed-use facility comprised of 1,000 square feet of office space and 2,040 square feet of warehouse/manufacturing space. The lease for this space ends in October 2003 and the current rent is $3,946 per month.

         Sublease income for the fiscal years ended September 30, 2002, 2001 and 2000 amounted to $42,061, $9,926 and $0, respectively.

         The Company maintains tenant fire and casualty insurance on its property located in both buildings in an amount deemed adequate by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A) MARKET INFORMATION

         The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "AIDP". Beginning August 1999, the Company's stock was traded on the National Quotation Bureau's Pink Sheets. Before August 1999, it was trading on the OTC Bulletin Board. The price range of high and low sale price of the Company's common stock for the periods shown is set forth below:



                    PERIOD                   HIGH               LOW
                    ------                   ----               ---
         07/01/02 - 09/30/02               0.3000             0.1400
         04/01/02 - 06/30/02               0.3300             0.2400
         01/01/02 - 03/31/02               0.2500             0.1400
         10/01/01 - 12/31/01               0.4000             0.1200
         07/01/01 - 09/30/01               0.6000             0.1500
         04/01/01 - 06/30/01               0.6880             0.3400
         01/01/01 - 03/31/01               1.0310             0.4380
         10/01/00 - 12/31/00               0.8750             0.4060
         07/01/00 - 09/30/00               1.2000             0.9000
         04/01/00 - 06/30/00               1.2500             0.9000
         01/01/00 - 03/31/00               1.1250             0.2000
         10/01/99 - 12/31/99               1.1250             0.1250

         (B) STOCKHOLDERS

         As of September 30, 2002, there were approximately 95 shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

         (C) DIVIDENDS

         The Company has never declared a dividend and does not intend to do so in the foreseeable future. Nevada Revised Statutes section 78.288 limits the Company's ability to pay dividends on its common stock if any such dividend would render the Company insolvent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.


         The Company's fiscal year end falls on September 30th, and references to 2001, 2000, and 1999 discussed below refer to the years ending September 30, 2002, 2001, and 2000, respectively.

REVENUE

         In fiscal year 2001, total revenue increased 56% to $3,284,611 compared with $2,112,794 in the prior fiscal year 2000. This increase was primarily due to a significant increase in sales to customer other than GE-Imatron. Sales to GE-Imatron, Inc. increased 11% to $1,133,059 in 2001 compared to $1,021,637 in 2000. In 2001, the percentage of the Company's total sales made to GE-Imatron decreased to 35% of total sales, compared to 48% of total sales in 2000. The Company has continued to broaden its domestic customer base. Revenues in fiscal year 1999 were $3,114,720. The Company expects revenue growth in fiscal year 2002, although this is a forward-looking statement and actual results could vary materially from Company expectations.

GROSS MARGIN

         The gross margin percentage increased to 88% in 2001 from 80% in 2000. The increase in gross margin resulted in part from an emphasis on higher value software components offered as options with the Company's basic products. The gross margin percentage in 1999 was 68%, due to greater sales of hardware, which has lower profit margins than software.

OPERATING EXPENSES

         Operating expenses in 2001 were $3,319,736, which is an increase of $481,219, or 17%, from the 2000 expenses of $2,838,517. The increase was primarily due to an increase of $499,943 in employee salaries and related expenses from the previous year. Headcount was increased to twenty from sixteen in the previous year primarily in the sales and R&D groups. Professional consulting fees expense decreased by $146,993 from the previous year primarily as a result of an increase in R&D headcount. Operating expenses for 1999 were $1,956,675.

SALES AND MARKETING

         The Company's sales and marketing expenses were approximately $377,000, $340,000, and $430,000 in 2001, 2000, and 1999, respectively. The sales and marketing expense increase from the previous fiscal year was primarily due to increased presence at conferences and trade shows, and promotional printing and expenses. Total expenses for trade shows and conferences were approximately $79,000 in 2001, $63,000 in 2000, and $80,000 in 1999. The Company decreased spending on brochures and other promotional materials to $40,000 in 2001, $55,000 in 2000, and $137,000 in 1999. The Company expects sales and marketing costs to increase because of its augmentation of the sales force, anticipated increased presence at conferences and trade shows, and promotion material and sales commissions increases. This forward-looking statement will be influenced by the actual sales levels attained by the Company's sales force.

RESEARCH AND DEVELOPMENT

         The Company's research and development spending was approximately $714,000, $548,000 and $385,000 in 2001, 2000, and 1999, respectively, primarily on personnel salaries, related expenses and consultants fees. The fiscal year 2001 increase, of 30% over the prior fiscal year, was due to increased salary expense from the addition of software engineers offset by decreased consulting expense. The Company anticipates that software development costs will increase with further recruitment of software development expertise as warranted.

OPERATIONAL AND ADMINISTRATIVE

         Operational and administrative expenses, comprised of general and administrative costs, legal and accounting fees, rent and other operating costs, were approximately $731,000, $661,000, and $595,000 in 2001, 2000, and 1999,
respectively. This increase was primarily due to increased patent and related expenses ($120,000) and recruitment ($46,000) expenses offset by decreased legal and accounting fees ($77,000). This was a result of the Company's focus on patent activity and R&D staff as well as cost containment by bringing in-house many legal and accounting activities previously out-sourced. The Company believes that operational and administrative costs will increase in the future if the Company successfully recruits new staff and management and augments its ability to support present and future customers with additional technical support staff.

RESULTS OF OPERATIONS

         The significantly increased revenues, of 56% and an increase, of 23%, in operating expenses resulted in a 47% lower operating loss of $605,431 in 2001 than in the prior fiscal year. The Company had net operating loss of $1,132,026 in 2000 and had net operating income of $149,524 in 1999.

         The operating loss for the fiscal year ended September 30, 2002 includes a $200,000 one-time write-down of the Company's investment in MDiagnostics (formerly AHS); see Footnote 4 in the financials for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2002, the Company held accounts receivable of $330,062 as well as $231,843 in cash. Accounts receivable are generally kept current through punctual collections efforts, which will continue into the next fiscal year.

         For the next fiscal year ending September 30, 2003, the Company anticipates that cash requirements will be met by a combination of operational income from increasing revenues and private equity financing.

FOREIGN CURRENCY TRANSACTIONS

         All the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the fiscal years 2001, 2000, and 1999 were approximately $135,000, $58,000, and $34,000, respectively.

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

                  Independent Auditors' Report....................... F-1
                  Prior Independent Auditors' Report................. F-2
                  Balance Sheet...................................... F-3
                  Statement of Operations............................ F-4
                  Statement of Stockholders' Equity.................. F-5
                  Statement of Cash Flows............................ F-6
                  Notes to the Financial Statements.................. F-7 - F-28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         From August through  December 1999, the Company's  accountant was James
R. Kerr CPA of San Mateo, California. From December 1999 through November 2002, the Company's accountant was Berg & Company LLP (later, Pohl McNabola Berg & Company LLP). In November 2002, Odenberg Ullakko Muranishi & Company LLP of San Francisco, California became the Company's independent accountants. During the three most recent fiscal years, there have been no disagreements between the Company and its accountants.

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

                                        ACCUIMAGE DIAGNOSTICS CORP.


  Date: January 14, 2003                By: /s/DR. LEON KAUFMAN
                                            ____________________________________
                                            Leon Kaufman, Ph.D., Chief Executive
                                            Officer and Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ C. ALLEN WALL                                        January 14, 2003
____________________________________
     C. Allen Wall, MD
     Chairman of the Board


/s/ HIRSCH HANDMAKER                                     January 14, 2003
____________________________________
    Hirsch Handmaker, MD
    Director


/s/ LOUIS KEARN                                          January 14, 2003
____________________________________
    Louis Kearn, Ph.D.
    Director


/s/ JOHN C. KLOCK                                        January 14, 2003
____________________________________
    John C. Klock, MD
    Director


/s/ JULIUS KREVANS                                       January 14, 2003
____________________________________
    Julius Krevans, MD
    Director


/s/ CHRIS SHEPHERD                                       January 14, 2003
____________________________________
     Chris Shepherd
     Director

                                 CERTIFICATIONS

I, Leon Kaufman, certify that:

1. I have reviewed this annual report on Form 10-KSB of AccuImage Diagnostics Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:January 14, 2003

s\LEON KAUFMAN
_______________
Leon Kaufman, Ph.D.
Chief Executive Officer and Director

                                 CERTIFICATIONS

I, Stephen Franke, certify that:

1. I have reviewed this annual report on Form 10-KSB of AccuImage Diagnostics Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

                                s\STEPHEN FRANKE
                                ________________
                                 Stephen Franke
                    Acting CFO and Vice President of Finance

                                INDEX TO EXHIBITS



  EXHIBIT NO.                              EXHIBIT NAME


     10.1         Revised AccuImage Diagnostics Corp. Stock Option Plan.

     16.1 Change of the Company's Certifying Accountant, effective November 25, 2002.(1)

     23.1 Consent of Odenberg Ullakko Muranishi & Company, LLP Independent Auditors

     23.2         Consent of Pohl McNabola Berg & Company, LLP Independent
                  Auditors

--------------------------------------------------------------------------------
FOOTNOTES
   (1) Incorporated by reference to the Company's Current Report on Form 8-K, filed December 27, 2002.

                        ACCUIMAGE DIAGNOSTICS CORPORATION

                              FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002, 2001, AND 2000

                        ACCUIMAGE DIAGNOSTICS CORPORATION

                              FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002, 2001, AND 2000




Independent Auditor's Report                                            F-1

Prior Independent Auditor's Report                                      F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statements of Stockholders' Equity                                      F-5

Statements of Cash Flows                                                F-6

Notes to the Financial Statements                                  F-7 - F-28

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of AccuImage Diagnostics Corporation

         In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AccuImage Diagnostics Corporation at September 30, 2002, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of AccuImage Diagnostics Corporation for the fiscal years ended September 30, 2001 and 2000 were audited by other auditors whose report dated December 19, 2001 expressed an unqualified opinion on those statements.







Odenberg Ullakko Muranishi & Co., LLP
San Francisco, CA

December 30, 2002

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





Pohl, McNabola, Berg & Company, LLP
San Francisco, CA

December 19, 2001


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                                  BALANCE SHEET

                                     ASSETS
                                                                                   September 30,
                                                                   ______________________________________
                                                                           2002                2001
                                                                   _________________   __________________
Current assets:
    Cash and cash equivalents                                      $         231,843   $           51,422
    Accounts receivable, net of allowance of $18,338 and
      $15,000 in fiscal years ended September 30, 2002 and                   330,062              234,875
      2001, respectively.
    Employee receivable                                                       20,895               12,716
    Inventory                                                                106,046               94,083
    Prepaid expenses                                                          53,175               17,350
                                                                   _________________   __________________
Total current assets                                                         742,021              410,446

Property and equipment, net of accumulated depreciation
      and amortization                                                        52,759               53,549

Investments and other assets:
    Trade receivable-noncurrent                                                    -               15,075
    Deposits                                                                  15,067               18,735
    Goodwill, net                                                            309,063              370,877
    Other intangible assets, net                                              16,969               29,970
    Investment                                                               300,000              375,000
                                                                   _________________   __________________
Total investments and other assets                                           641,099              809,657
                                                                   _________________   __________________

        TOTAL ASSETS                                               $       1,435,879   $        1,273,652
                                                                   =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $         208,592   $           69,932
    Wages payable                                                                  -                4,844
    Accrued vacation                                                          77,845               53,726
    Other accrued liabilities                                                107,401              195,506
    Product warranty reserve                                                  50,000              150,714
    Deferred revenue                                                               -              312,100
                                                                   _________________   __________________
Total current liabilities                                                    443,838              786,822
                                                                   _________________   __________________


Long-term notes payable to stockholders                                      250,000              250,000
                                                                   _________________   __________________


Commitments and contingencies (Notes 11, 13 and 15)                                -                    -
                                                                   _________________   __________________


Stockholders' equity:
    Preferred shares - $0.001 par value; 10,000,000                                -                    -
      shares authorized; none issued or outstanding
    Common shares - $0.001 par value; 50,000,000                              22,887               10,982
      authorized; 22,886,295 and 10,981,534 issued and
      outstanding in fiscal years ended September 30, 2002
      and 2001, respectively
    Paid-in-capital                                                        3,488,348            2,500,253
    Accumulated other comprehensive loss                                           -             (125,000)
    Accumulated deficit                                                   (2,769,194)          (2,149,405)
                                                                   _________________   __________________
Total stockholders' equity                                                   742,041              236,830
                                                                   _________________   __________________


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       1,435,879   $        1,273,652
                                                                   =================   ==================

   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF OPERATIONS


                                                             Fiscal years ended September 30,
                                              ______________________________________________________________
                                                     2002                 2001                   2000
                                              _________________   ___________________    ___________________

Sales                                         $       3,284,611   $         2,112,794    $         3,114,720
Cost of sales                                           412,367               416,229              1,008,521
                                              _________________   ___________________    ___________________

      Gross profit                                    2,872,244             1,696,565              2,106,199
                                              _________________   ___________________    ___________________

Operating expenses:
    Bad debts                                            25,697                27,031                 10,093
    Depreciation and amortization                       101,544                99,304                 97,781
    Salaries and wages                                1,804,890             1,304,947                693,009
    Employee benefits                                   133,534                70,899                 15,017
    General and administrative expenses                 350,346               269,339                340,170
    Legal and accounting                                161,461               238,749                209,265
    Professional consulting                             187,664               334,657                116,674
    Rent                                                135,346               143,330                 45,140
    Marketing and promotion                             377,193               340,335                429,526
    Loss on investment                                  200,000                     -                      -
                                              _________________   ___________________    ___________________
Total operating expenses                              3,477,675             2,828,591              1,956,675
                                              _________________   ___________________    ___________________

      Operating income (loss)                          (605,431)           (1,132,026)               149,524
                                              _________________   ___________________    ___________________

Other (income) expenses:
    Interest expense                                     25,000                 6,730                  2,151
    Miscellaneous income                                 (5,685)               (2,100)                  (200)
    Interest income                                      (5,757)              (19,086)               (23,024)
                                              _________________   ___________________    ___________________
Total other (income) expenses                            13,558               (14,456)               (21,073)
                                              _________________   ___________________    ___________________

      Income (loss) before income taxes                (618,989)           (1,117,570)               170,597
Provision for income taxes                                 (800)               (6,400)                  (800)
                                              _________________   ___________________    ___________________

        Net income (loss)                     $        (619,789)  $        (1,123,970)   $           169,797
                                              =================   ===================    ===================

Earnings (loss) per share:
    Basic                                     $           (0.03)  $             (0.10)   $              0.02
                                              =================   ===================    ===================
    Diluted                                   $           (0.03)  $             (0.10)   $              0.02
                                              =================   ===================    ===================


Weighted average shares outstanding:
    Basic                                            20,603,190            10,981,534             10,421,035
                                              =================   ===================    ===================
    Diluted                                          20,603,190            10,981,534             11,067,956
                                              =================   ===================    ===================

   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                                  Fiscal years ended September 30,
                                                                         __________________________________________________
                                                                                2002              2001             2000
                                                                         ________________   ______________   ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $       (619,789)  $   (1,123,970)  $      169,797
    Adjustment to reconcile net income( loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                               101,544           99,304           97,781
      Compensation expense on stock options granted                                     -           56,783            6,542
      Warranty reserve                                                           (100,714)         (96,071)         162,515
      Loss on investment                                                          200,000                -                -
      Changes in operating assets and liabilities:
      Accounts receivable, net                                                    (95,187)         260,566         (307,117)
      Employee receivable                                                          (8,179)               -                -
      Inventory                                                                   (11,963)           7,810          (56,936)
      License rights                                                                    -                -           16,370
      Prepaid assets                                                              (35,825)         (13,702)             841
      Deposits                                                                      3,668           (7,024)          (7,891)
      Other assets                                                                 15,075          (12,715)               -
      Accounts payable                                                            138,660          (68,063)          (8,381)
      Accrued expenses                                                            (68,829)         207,892          (34,802)
      Deferred revenue                                                           (312,100)         312,100                -
                                                                         ________________   ______________   ______________
Cash (used for) provided by operating activities:                                (793,639)        (377,090)          38,719
                                                                         ________________   ______________   ______________

CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                          (25,940)         (24,391)         (11,017)
    Purchase of investments                                                             -         (500,000)               -
                                                                         ________________   ______________   ______________
Cash used for investing activities                                                (25,940)        (524,391)         (11,017)
                                                                         ________________   ______________   ______________


CASH FLOW FROM FINANCING ACTIVITIES:
    Stockholder note payable payments                                                   -                -          (56,500)
    Issuance of common stock                                                    1,000,000                -          677,000
    Exercise of stock options                                                           -                -           20,500
    Proceeds from notes payable                                                         -          500,000                -
    Payments on notes payable                                                           -         (250,000)               -
                                                                         ________________   ______________   ______________
Cash provided by financing activities                                           1,000,000          250,000          641,000
                                                                         ________________   ______________   ______________


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                             180,421         (651,481)         668,702

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF FISCAL YEAR                                                                51,422          702,903           34,201
                                                                         ________________   ______________   ______________

CASH AND CASH EQUIVALENTS AT END
    OF FISCAL YEAR                                                       $        231,843   $       51,422   $      702,903
                                                                         ================   ==============   ==============

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid                                                    $              -   $        5,600    $           -
                                                                         ================   ==============   ==============
    Interest paid during the fiscal year                                 $         25,000              480   $        5,554
                                                                         ================   ==============   ==============

NON-CASH ACTIVITIES:
    Compensation expense on stock options granted                        $              -   $       56,783   $        6,542
                                                                         ================   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                           Common stock                                Accumulated
                                    ____________________________       Paid-in            other          Accumulated
                                      Shares       Amount           capital      comprehensive loss   (deficit)           Total
                                    __________   ____________  ________________   ________________  ________________ _______________
Balance at September 30, 1999        9,748,200   $      9,748  $      1,740,662   $              -  $    (1,195,232) $    555,178

Common stock issued for cash,
  net of issuance costs              1,183,334          1,184           675,816                  -                -       677,000

Options exercised                       50,000             50            20,450                  -                -        20,500

Compensation recognized on
  options granted                            -              -             6,542                  -                -         6,542

Net income                                   -              -                 -                  -          169,797       169,797
                                    __________   ____________  ________________   ________________  ________________ ____________

Balance at September 30, 2000       10,981,534         10,982         2,443,470                  -       (1,025,435)    1,429,017

Compensation recognized on
  options granted                            -              -            56,783                  -                -        56,783

Net loss                                     -              -                 -                  -       (1,123,970)   (1,123,970)
Unrealized loss on investment                -              -                 -           (125,000)               -      (125,000)
                                                                                                                     ____________
Comprehensive loss                                                                                                     (1,248,970)
                                    __________   ____________  ________________   ________________  ________________ ____________


Balance at September 30, 2001       10,981,534         10,982         2,500,253           (125,000)      (2,149,405)      236,830

Common stock issued for cash        11,904,761         11,905           988,095                  -                -     1,000,000

Net (loss)                                   -              -                 -                  -         (619,789)     (619,789)
Recognition of unrealized loss
  on investment                              -              -                 -            125,000                -       125,000
                                                                                                                     ____________
Comprehensive loss                                                                                                       (494,789)
                                    __________   ____________  ________________   ________________  ________________ ____________

Balance at September 30, 2002       22,886,295   $     22,887  $      3,488,348   $              -  $    (2,769,194) $    742,041
                                    ==========   ============  ================   ================  ================ ============

   The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1)       ORGANIZATION AND OPERATIONS

The Company was organized on February 2, 1990, under the laws of the state of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, the Company changed its the name to AccuImage Diagnostics Corporation (the "Company").

On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company acquired all of the outstanding shares of AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology which the Company had been licensing. Subsequent to the exchange, AccuImage, Inc. was dissolved.

The Company is based in South San Francisco and is engaged in the development, marketing and sales of Internet enabled software used for medical data and interactive medical image visualization. The software, which runs on a personal computer, interprets images obtained from leading equipment manufacturers and imaging modalities (e.g., CT, MRI, and Ultrasound).

The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet, and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers
(OEMs) of medical acquisition devices a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems (PACs) a medical diagnostic software package that complements and enhances their existing product line.


BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis. The Company has reported net operating losses for the past two fiscal years. Management plans to achieve profitability in the fiscal year ending September 30, 2003 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

Also, the Company is currently seeking to raise $1 million in additional debt or equity capital from a new investor. Certain stockholders and Board members have agreed to provide this financing if it is not obtained from the new investor.


2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is as follows:

BASIS OF ACCOUNTING

The Company presents its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

FISCAL YEAR

The Company has a fiscal year that ends on September 30. Fiscal years 2001, 2000 and 1999 ended on September 30, 2002, September 30, 2001 and September 30, 2000, respectively.


CASH EQUIVALENTS

The Company considers all highly liquid securities purchased with maturity of three months or less to be cash equivalents.


INVENTORY

Inventory consisting of personal computer components are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

The estimated useful lives of property and equipment are as follows:

                          Leasehold improvements                 3-7 years
                          Computers and equipment                3-5 years
                          Furniture and fixtures                 5-7 years
                          Software                               3-5 years


LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows applicable to such assets. Beginning with the fiscal year ended September 31, 2003, the Company will apply the standards of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets (refer to the "Recent Accounting Pronouncements" section).

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

GOODWILL AND INTANGIBLE ASSETS

Goodwill and certain technologies resulting from the acquisition of AccuImage, Inc. (See Note 1) and other intangible assets (software and intellectual property licenses) are amortized on a straight-line basis over the expected periods to be benefited (goodwill - 10 years; technology license - 19 years; and other intangible assets - 5 years). The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, the Company uses the fair value of the asset to determine the amount that should be written off.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (refer to the "Recent Accounting Pronouncements" section below), which will be adopted by the Company as of October 1, 2002.


SOFTWARE DEVELOPMENT COSTS

The Company capitalizes certain software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development until technological feasibility has been established for the product or enhancement. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Software development costs are amortized on a product basis at the greater of the amounts computed using (a) the ratio of current gross revenues for a product or enhancement to the total current and anticipated future gross revenues for that product or enhancement, or (b) the straight-line method over the remaining estimated economic life of the product or enhancements, not to exceed five years. The Company evaluates the net realizable value of its software development costs at each period end using undiscounted estimated future net operating cash flows expected to be derived from the respective software product or enhancement. If such evaluation indicates that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. The Company did not capitalize any software development costs in fiscal years ended September 30, 2002, 2001, and 2000.


WARRANTY RESERVE

Based upon historical costs and its sales agreements, the Company maintains a warranty reserve based on product sales to cover anticipated warranty costs related to software sold. This reserve is continually compared to actual costs by management and revised as necessary.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

DEFERRED REVENUE

The Company recognizes revenues as earned. Amounts billed in advance of the period in which product is shipped are recorded as liabilities under "deferred revenue".


ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Advertising expenses were $51,912, $49,585, and $41,758 for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.


SOFTWARE REVENUE AND COSTS

In accordance with SOP 97-2, "Software Revenue Recognition," the Company recognizes revenue when the receipt of payment is probable, the selling price is known, the software has been delivered, and the contract is enforceable. Research and development costs related to both future and present products are charged to expense as incurred. Research and development costs amounted to approximately $714,000, $548,000, and $385,000 for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.


INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.


USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve.

Other significant estimates include the estimated cash flows to measure long-lived assets, including goodwill and other intangible assets and the recoverability of the Company's investment.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available for loans with similar terms, the carrying values of notes payable approximates the fair values.


COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive  income. The
components   of   comprehensive   income  are  presented  in  the  statement  of
stockholder's equity.


EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive. Due to losses in fiscal 2001 and 2000, there was no effect of diluted shares on loss per share. In fiscal 1999, based on net income of $169,797 and a weighted average share count of 10.4 million net income applicable to common stockholders per share, basic, was $0.02. For the same period, the inclusion of 0.7 million dilutive common stock options increased the weighted average share count to 11.1 million and led to net income applicable to common stockholders per share, diluted, of $0.02.


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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and developed a single accounting model for ling-lived assets to be disposed of by sale. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 as of October 1, 2002 and do not expect that the implementation will have a significant effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The Company will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would be the quarter ending September 30, 2003. The Company is currently assessing what the impact of the guidance would be on our financial statements.


3)       RELATED PARTY TRANSACTIONS

In fiscal year ended September 30, 2002, Leon Kaufman, President and CEO, advanced $50,000 to the Company. The terms of the note payable required the Company to repay $25,000 within seven days after the Company completed its equity investment in AHS (see Note 4 and 12), and $25,000 is due June 30, 2005. The note payable bears an interest rate of 10% per annum. The Company has repaid Mr. Kaufman $25,000 plus applicable interest in August 2001. Mr. Kaufman has been performing the duties of President and CEO starting February 1, 2001.

In August 2001, two stockholders advanced $450,000 to the Company. The notes payable bear an interest rate of 10% per annum. The terms of the notes payable required the Company to repay $225,000 within seven days after the Company completed its equity investment in AHS (see Note 4), and $225,000 is due June 30, 2005. The Company repaid these stockholders $225,000 plus applicable interest in August 2001.

Douglas Boyd, former Chairman of AccuImage Diagnostics Corp., and family members are majority Stockholders of Imaging Technology Group, Inc (ITG). Sales to ITG for the fiscal years ended September 30, 2002 and 2001 amounted to $5,000 and $141,120, respectively.

John Klock, a member of the Board of directors of the Company, is also a 50% shareholder of Holistica, Inc. Sales to Holistica, Inc. for the fiscal year ended September 30, 2002 amounted to $5,000.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The Company received cash from AHS, Inc., an entity in which the Company has a 5% ownership interest, in the amount of $312,100 during the year ended September 30, 2001, for sales of the Company's products, which were not yet shipped at September 30, 2001. AHS was not able to take delivery of the products ordered due to construction delays at their facilities. As a result, the cash received of $312,100 was recorded as deferred revenue at September 30, 2001. All equipment was shipped and the related revenue was recognized during the fiscal year ended September 30, 2002. Sales to AHS, Inc. for the fiscal years ended September 30, 2002 and 2001 were $326,000 and $123,000, respectively.

Dr. Hirsch Handmaker, a director of the Company, is also Chairman and Acting CEO of VirtuRad.com, LLC. On March 1, 2002, the Company entered into a contract with VirtuRad to provide AccuStitch software which is to be used in conjunction with VirtuRad products that are sold and/or distributed by VirtuRad to VirtuRad customers.

The Company has an agreement under which Imatron, Inc., a related party, is an exclusive distributor of the Company's products to certain customers (See Note
12).

As of September 30, 2002, the Company was owed $10,715 for sales to two related parties.

As of September 30, 2001, the Company was owed $44,265 for sales to a related party.


4)       INVESTMENT IN AHS

The Company concluded a strategic investment for the promotion of its business and strategic objectives. In July 2001, the Company purchased 500,000 shares of series A preferred stock at $1.00 per share (representing a non-dilutive 5% ownership interest) of American Health Scan, Inc. ("AHS"), which provides cardiac and cancer screening services.

At September 30, 2001, management believed the investment in AHS was temporarily impaired and estimated the unrealized loss to be $125,000. The unrealized loss of $125,000 on available for sale securities was included in accumulated other comprehensive loss for the period in the accompanying statement of stockholders' equity.

AHS has call rights on the preferred stock for three years from July 2001 at one ($1.00) per share. The preferred stock may not be sold or disposed of for a period of three years after the date of the stock purchase agreement, which was July 2001.

In December 2002, AHS merged with MDiagnostics, Inc. The Company's investment in AHS was exchanged for 190,846 shares of Class A non-voting common stock in MDiagnostics, Inc., representing an ownership interest of approximately 2%. Based on an independent appraisal of MDiagnostics, Inc., the Company's investment was considered other than temporarily impaired and a loss of $200,000 on the investment was recognized in the fiscal year ended September 30, 2002.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5)       ACCOUNTS RECEIVABLE - TRADE

The Company sells its products to distributors and customers throughout the United States. At September 30, 2002, two customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 57% of the total accounts receivable in aggregate. At September 30, 2001, three customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 59% of total accounts receivable in aggregate.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible accounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $18,338 and $15,000 at September 30, 2002, and 2001, respectively.


6)       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                      September 30,
                                                          _______________________________________
                                                                2002                  2001
                                                          __________________    _________________

             Computers and equipment                      $        104,733      $        85,853
             Furniture and fixtures                                 37,417               35,208
             Software                                               37,911               33,061
             Leasehold improvements                                  2,815                2,815
                                                          __________________    _________________
                                                                   182,876              156,937
             Less - accumulated depreciation and
                amortization                                       130,117              103,388
                                                          __________________    _________________

                                                          $         52,759      $        53,549
                                                          ==================    =================

Depreciation and amortization expense for the periods ended September 30, 2002, 2001, and 2000 was $26,729, $22,857, and $20,353, respectively.


7)       NOTE RECEIVABLE

On October 11, 2000, the Company entered into an agreement with a customer to advance it $86,137. Terms of repayment called for minimum monthly payments of $7,382 including interest at 10% maturing on December 29, 2001. The note receivable is unsecured. Management believed that the note is uncollectible and had fully reserved against the outstanding balance on the note receivable in the amount of $22,772 at September 30, 2001. This note was written off during fiscal year 2001.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8)       GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                                       September 30,
                                                           ______________________________________
                                                                2002                 2001
                                                           __________________   _________________
                 Goodwill                                  $          618,140   $         618,140
                 Less - accumulated amortization                      309,077             247,263
                                                          __________________    _________________

                                                           $          309,063   $         370,877
                                                           ==================   =================

Amortization expense of goodwill for the fiscal years ended September 30, 2002, 2001 and 2000 amounted to $61,814 for each period.


                                                              Fiscal year ended September 30,
                                                           ______________________________________
                                                                2002                 2001
                                                           __________________   _________________
                 AccuImage software                        $          125,716   $         125,716
                 Other license fees                                    15,200              15,200
                                                           __________________   _________________
                                                                      140,916             140,916
                 Less - accumulated amortization                      123,947             110,946
                                                           __________________   _________________

                                                           $           16,969   $          29,970
                                                           ==================   =================

Amortization of other intangibles for the fiscal years ended September 30, 2002, 2001 and 2000 was $13,001, $14,633 and $15,614, respectively.


ACCUIMAGE SOFTWARE

On September 30, 1997, the Company acquired AccuImage Inc. which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to the AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

OTHER LICENSE FEES

Included in other license fees is a $10,000 fee the Company paid to National Science and Technology Development Agency, Bangkok Thailand, for a License to act as an "Exclusive authorized reseller" of hardware and software known as CalScore 1.0. The license, which commenced February 17, 1997, is being amortized over its term of 5 years.


9)       OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                                 September 30,
                                                      ____________________________________
                                                            2002                2001
                   Other accrued liabilities:
                                                      _________________    _______________
                     Franchise tax                    $             -      $          800
                     Legal expenses                                 -              24,343
                     Commission                                28,704              15,442
                     Bonuses                                   17,288              74,165
                     Audit fees                                30,374              28,000
                     Interest-notes                             6,250               6,250
                     Other expenses                            24,785              46,506
                                                      _________________    _______________

                                                      $       107,401      $      195,506
                                                      =================    ===============


10)      NOTES PAYABLE

In August 2001, the Company sold in a private placement to accredited investors fifty (50) Note Units at the per unit price of $10,000. Each Note Unit consists of one $5,000 unsecured promissory note due in seven (7) days after the closing and one $5,000 secured convertible promissory note due June 30, 2005 and bears interest at the annualized rate of ten percent (10%).

The Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. The Company repaid the unsecured portion of the notes in the amount of $250,000 in August 2001. The unpaid balances on the notes amounted to $250,000 as of September 30, 2001 and 2002, which represents the secured long-term portion of the notes due on June 30, 2005. The Company assigned its rights to the stock in AHS as security to the note holders (See Note 4).

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

Interest expense on all notes payable for the fiscal years ended September 30, 2002, 2001 and 2000 was $25,000, $6,730 and $2,151, respectively.


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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

A summary of the Company's outstanding warrants is presented below:


                                                                          Average
         Issued during fiscal year ended             Shares           exercise price
         _____________________________________  _________________     ________________
         September 30, 1999                           930,000          $        1.00

         September 30, 2000                         1,183,334          $        1.50
                                                _________________     ________________

         Outstanding at September 30, 2002          2,113,334          $        1.28
                                                =================     ================

On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,000,000 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4(2) thereof.

12)      PRODUCT DEVELOPMENT, DISTRIBUTION, AND WARRANTY SUPPORT AGREEMENTS

On April 14, 1999, the Company entered into a five year agreement with GE-Imatron, Inc., a New Jersey Corporation and related party, which allows GE-Imatron to be the exclusive authorized distributor and service provider of the Company's products to GE-Imatron's new customers. GE-Imatron is responsible for promotion, installation, sales, and applications training of all hardware and software products distributed by them.

Under the agreement, the Company continues to provide service to the prior installed base of GE-Imatron customers and can still solicit sales from these customers for new products. The Company agrees not to sell below the published selling price of its products to these customers without the prior review and written approval of GE-Imatron.

For the Company's products sold by GE-Imatron, GE-Imatron provides on-site applications training and installation. Each sale includes a one-year warranty that covers parts and on-site service and phone support plan.

For single sales over $40,000, the Company offers an additional one-year warranty that covers parts and on-site service performed by GE-Imatron.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

On September 10, 2001, the Company entered into a new agreement with GE-Imatron, Inc. that replaces all prior and existing agreements, contracts, and relationships between the Company and GE-Imatron, Inc. The Company agrees to maintain appropriate internal quality and test procedures relating to manufacture and test of workstations delivered to GE-Imatron, Inc, and to carry installed base responsibilities as required by regulatory authorities for equipment and software sold by GE-Imatron, Inc. The Company will provide GE-Imatron, Inc. full software suites and production hardlock dongles free of charge for demonstration and training purposes and agree to maintain compliance with all applicable Food and Drug Administration (FDA) regulations and any other compliance requirements.

GE-Imatron, Inc. agreed to be the exclusive distributor of the Company products to new Electron Beam Tomography ("EBT") customers in the United States and abroad and will not provide confidential information to third parties that are competitors to the Company.

The Company agreed to utilize GE-Imatron, Inc as its provider of on-site corrective maintenance, warranty and customer support for workstations that the Company sold with GE-Imatron EBT scanners. GE-Imatron, Inc will provide on-site applications training and installation and the Company agrees to provide GE-Imatron, Inc. technical specialists and bug-related software free of charge.

On December 19, 2001, Imatron, Inc. was acquired by General Electric Company - Medical Systems Division.

13)      CONCENTRATIONS

The company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies which are in the business of manufacturing and selling medical equipment and devices.

The Company derived $1,133,059, $1,021,637 and $2,131,347 in revenues from GE-Imatron, Inc. during the years ended September 30, 2002, 2001 and 2000, respectively. Revenue from GE-Imatron, Inc. represented approximately 35%, 48% and 69% of the total revenue generated by AccuImage Diagnostics Corp. for the years ended September 30, 2002, 2001 and 2000, respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

14)      COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in such litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.


EMPLOYMENT AND CONSULTING AGREEMENTS

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

LEASES

On January 22, 1998, the Company entered into a three-year operating lease agreement for its main operating facility located at 400 Oyster Point Blvd in South San Francisco, CA with Kashiwa Fudosan America, Inc, a California Corporation. The commencement date of the lease is February 1, 1998, and the expiration date is January 31, 2001. On December 15, 2000, the lease was extended to a three-year term commencing on February 1, 2001 and expiring on January 31, 2004. On October 10, 2001, the Company and Kashiwa Fudosan America, Inc entered into a lease termination agreement in which the Company paid a final rent payment of $10,696 on November 5, 2001, which covered November and December 2001 rental payments.

On August 31, 2000, the Company entered into a three-year operating lease agreement for its second operating facility located at 384 Oyster Point Blvd in South San Francisco, CA with Shelton International Holdings, Inc., a Hawaii corporation. The commencement date of the lease is November 1, 2000, and the expiration date is October 31, 2003. On June 22, 2001, the Company entered into a sublease agreement with SWA computers for its facility located at 384 Oyster Point Blvd in South San Francisco, CA. The sublease calls for a monthly rental payment of $2,873 in fiscal year 2001 and expires on October 31, 2003 with a gradual increase in fiscal year 2002 in the monthly rental payments to be received by the Company.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

On June 20, 2001, the Company entered into a two-and-a-half-year operating lease agreement for its new headquarters/operating facility located at 400 Grandview Drive in South San Francisco, CA with Toshiba America MRI, Inc., located at 280 Utah Ave, South San Francisco, CA. The commencement date of the lease is June 20, 2001, and the expiration date is December 31, 2003.

Total rent expense, net of sublease income, was $135,346, $143,330 and $45,140 for the fiscal years ended on September 30, 2002, 2001 and 2000, respectively.

Minimum rental commitments under this operating lease agreements, net of sub-lease payments received are as follows:

                        Fiscal year ended
                          September 30,
                              2003                   $           102,053
                              2004                                23,666
                                                         _______________

                                              Total  $           125,719
                                                         ===============


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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

In general, granted ISO's expire three months after the employee termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:


                                                 Fiscal years ended September 30,
                                 _________________________________________________________________
                                        2002                   2001                   2000
                                 ___________________    ___________________    ___________________
         Net income (loss):
                 As reported     $        (619,789)     $      (1,123,970)     $         169,797
                 Pro forma       $        (893,389)     $      (1,392,456)     $         (39,599)

         Basic and diluted earnings (loss) per common share: As reported:
                  Basic          $           (0.03)     $           (0.10)     $            0.02
                  Diluted        $           (0.03)     $           (0.10)     $            0.02
          Pro forma:
                   Basic         $           (0.04)     $           (0.13)     $           (0.00)
                   Diluted       $           (0.04)     $           (0.13)     $           (0.00)


Options are granted at prices equal to the current market value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 1.60%, and expected life of 5 years; 2001: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.80%, and expected life of 5 years; and 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.48%, and expected life of 5 years.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

A summary of Stock Option Plan activity is as follows:


                                                     Fiscal years ended September 30,
                             _________________________________________________________________________________
                                       2002                         2001                        2000
                             _________________________    _________________________    _______________________
                              Number        Weighted       Number       Weighted       Number       Weighted
                                            average                     average                     average
                                of          exercise         of         exercise       of           exercise
                              options         price        options        price        options        price
                             __________     __________    __________    ___________    _________    __________
Outstanding at beginning
   of fiscal year            2,140,000      $    0.51     1,832,479     $   0.41       1,446,280    $     0.43
Granted                      1,470,020           0.20     1,095,000         0.51        526,199           0.95
Exercised                           -            -               -          -           (50,000)          0.51
Forfeited/cancelled          (405,000)           0.42     (787,479)         0.65        (90,000)          0.91
                             __________     __________    __________    ___________    _________    __________

Outstanding at end of
   fiscal year               3,205,020      $    0.38     2,140,000     $   0.51       1,832,479    $     0.41
                             ==========     ==========    ==========    ===========    =========    ==========

Options exercisable at
   fiscal year end             885,025                      849,377                      969,867
                             ==========                   ==========                   =========

Weighted average fair
   value of options
   granted during the
   fiscal year               $    0.19                         0.20                    $    0.92
                             ==========                   ==========                   =========

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

At September 30, 2002, 2001 and 2000, the Company granted to its employees and other eligible participants options exercisable for the Company common stock. The exercise price varies depending on the trading price of the Company's common stock on the date of grant among other factors.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the stock options outstanding at September 30, 2002:


__________________________________________________________________________________________________________
                                 Options Outstanding                          Options Exercisable
                  __________________________________________________  ____________________________________

                        Number            Weighted
                      Outstanding          Average       Weighted            Number            Weighted
                         as of            Remaining      Average          Exercisable          Average
    Range of         September 30,       Contractual     Exercise            as of             Exercise
Exercise Prices          2002               Life          Price        September 30, 2002       Price
_________________ ____________________ _______________ _____________  _____________________  _____________

  $0.15- $0.16              150,000               9.33 $       0.155                   -      $    -


     $0.17                  655,000              10.00 $       0.170                   -      $    -


     $0.18                   70,000               9.01 $       0.180                   -      $    -


     $0.24                  592,500               9.51 $       0.240                   -      $    -


     $0.31                   20,000               6.08 $       0.310              20,000      $    0.310


     $0.38                  325,000               5.42 $       0.380             325,000      $    0.380

                                                                                                   0.442
 $0.40 - $0.45              100,000               8.72 $       0.446              55,000     $

                                                                                                   0.500
     $0.50                  877,520               8.18 $       0.500             281,270     $

                                                                                                   0.607
 $0.57 - $0.64              220,000               8.45 $       0.604              60,000     $

                                                                                                   0.880
     $0.88                   30,000               7.22 $       0.880              20,625     $


 $1.00 - $1.03              165,000               7.54 $       1.028             123,130      $    1.029
                  ____________________ _______________ _____________  _____________________  _____________
                                                                                                   0.538
                          3,205,020               8.57 $       0.384             885,025     $
                  ==================== =============== =============  =====================  =============

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

16)      FOREIGN SALES

The Company has had revenue from sources outside the United States; all sales were accounted for in US dollars.

                                                  Fiscal year ended September 30,
                                       _______________________________________________________
                  Country                  2002               2001                   2000
           _______________________     ______________    ________________    _________________
           Germany                     $     18,000      $      18,000       $            -
           Israel                          105,960              40,200                    -
           Puerto Rico                       10,000                 -                     -
           Japan                                 -                  -                26,152
           Taiwan                                -                  -                 8,300
           Italy                                600                 -                     -
           _______________________     ______________    ________________    _________________

            Total Foreign Sales
                                       $  134,560        $      58,200       $       34,452
                                       ==============    ================    =================


17)      INCOME TAXES

Significant components of the provision for taxes based on income are as follows. In fiscal year ending September 30, 2003, the Company received $3,545 in refunds from the state of California for over payments made for prior years:


                                                     Fiscal year ended September 30,
                                             _________________________________________________
                                                  2002              2001             2000
                                             _______________    _____________     ____________
           Current tax expense
                 Federal                     $         -        $           -     $          -
                 State                               800                6,400              800
                                             _______________    _____________     ____________
                                                     800                6,400              800

           Deferred tax expense
                 Federal                               -                    -                -
                 State                                 -                    -                -
                                             _______________    _____________     ____________
                                                       -                    -                -

           Provision for income taxes        $      800         $         800     $        800
                                             ===============    =============     ============

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes is as follows:

                                                              Fiscal year ended September 30,
                                                     __________________________________________________
                                                          2002               2001             2000
                                                     ________________    _____________    _____________

    Income tax provision (benefit) computed
       at federal statutory rate                             (34.00%)        (34.00%)          34.00%

    State                                                     (8.84%)         (8.84%)           8.84%

    NOL carryforward benefit                                   -                   -          (42.37%)
                                                     ________________    _____________    _____________

    Increase in valuation allowance                           42.83%          42.83%            0.00%
                                                     ________________    _____________    _____________

    Effective tax rate                                         0.01%           0.01%            0.47%
                                                     ================    =============    =============

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:


                                                          September 30
                                          _____________________________________________
                                                  2002                   2001
                                          ____________________ ________________________
Deferred tax asset
       Net operating loss carryforwards   $          950,000    $             814,164
       Allowance for warranty costs                   20,000                   64,566
       Depreciation/amortization                      30,000                   32,493
       Other accruals and allowances                  80,000                   70,507
                                          ____________________ ________________________
                                                   1,080,000                  981,730
Deferred tax liability
      Deferred state income tax                      (80,000)                 (68,877)
                                          ____________________ ________________________

Valuation allowance                               (1,000,000)                (912,853)
                                          ____________________ ________________________

Net deferred tax asset                    $                -    $                   -
                                          ==================== ========================

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

At September 30, 2002, the Company has approximately a $2.3 million and $1.6 million net operating loss carryforward available to offset future federal and state income taxes, which expire through 2010 and 2019. Certain provisions of the 1986 Tax Reform Act may limit the use of the Company's net operating loss carryforwards upon a change of ownership under Section 382 of the Internal Revenue Code.

The Company has elected to reserve fully the benefit of tax carryforwards until such time as it is able to reasonably expect to realize those benefits.


18)      RETIREMENT PLAN

The Company sponsors a SIMPLE IRA Plan to provide retirement benefits for its employees who meet the eligibility requirements. Employees may contribute a certain percentage of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service, $7,000 and $6,500 for calendar years 2002 and 2001, respectively. The Company makes a 3% matching contribution based on each employee's annual compensation. Employees' right to both elective and matching contributions are fully vested.

Company matching contributions to the Plan totaled $20,744, $11,295 and $0 for the periods ended September 30, 2002, 2001 and 2000, respectively.


19)      SUBSEQUENT EVENTS

A. STOCK OPTIONS

During the period October 1 to December 31, 2002, the Company issued incentive stock options to its employees allowing them to purchase up to 50,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and vest over a 4-year period.