Form 10QSB
period 2002-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2003-02-24
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ________________________

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of December 31, 2002. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes [ ] No [X]

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                December 31, 2002


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

             Balance sheet as of December 31, 2002 (unaudited)
             and September 30, 2002 (audited)                                  3

             Statement of operations (unaudited) for the three
             months ended December 31, 2002 and 2001                           5

             Statement of cash flows (unaudited) for the three
             months ended December 31, 2002 and 2001                           6

             Notes to financial statements                                     7

Item 2.  Management's discussion and analysis of
         financial condition or plan of operations                            11


PART II.  OTHER INFORMATION


Item 2.  Changes in securities                                                13

Item 4.  Submission of matters to a vote of securities holders                13

Item 6.  Exhibits and reports on form 8-K                                     14


Signature                                                                     14

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS



                           ACCUIMAGE DIAGNOSTICS CORP.
                                  BALANCE SHEET

                                                   December 31, 2002     September 30, 2002
                                                      (UNAUDITED)            (AUDITED)
                                                   _________________     __________________

ASSETS
Current Assets
              Cash and cash equivalents               $  283,727             $  231,843
              Accounts receivable, net of
                 allowance of $18,338                    132,219                330,062
              Employee receivable                         17,869                 20,895
              Inventory                                  122,515                106,046
              Prepaid expenses                            24,708                 53,175
                                                      __________             __________

Total Current Assets                                     581,038                742,021

Property and Equipment, net of accumulated
   depreciation and amortization                          51,618                 52,759

Other Assets
              Deposits                                    16,814                 15,067
              Other intangible assets, net                13,825                 16,969
              Goodwill, net                              309,063                309,063
              Investment in MDiagnostics, Inc.           300,000                300,000
                                                      __________             __________
Total Other Assets                                       639,702                641,099
                                                      __________
TOTAL ASSETS                                          $1,272,358             $1,435,879
                                                      ==========             ==========


   The accompanying notes are an integral part of these financial statements.






ACCUIMAGE DIAGNOSTICS CORP.
BALANCE SHEET (CONTINUED)


                                                   December 31, 2002     September 30, 2002
                                                      (UNAUDITED)            (AUDITED)
                                                   _________________     __________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
              Accounts payable                        $  280,223             $  208,592
              Product warranty reserve                    48,735                 50,000
              Other accrued liabilities                  179,078                107,401
              Accrued vacation                            63,597                 77,845
              Short-term note payable to
                 related party                           100,000                      -
                                                      __________             __________

Total Current Liabilities                                671,633                443,838

Long-Term Liabilities
              Long-term notes payable to
                 stockholders                            250,000                250,000
                                                      __________             __________

Total Liabilities                                        921,633                693,838
                                                      __________             __________

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                -                      -
shares authorized; none issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000              22,887                 22,887
   authorized; 22,886,295 shares issued and
   outstanding on December 31, 2002 and
   September 30, 2002

Paid-in-capital                                        3,488,348              3,488,348
Accumulated deficit                                   (3,160,510)            (2,769,194)
                                                      __________             __________

Total Stockholder's Equity                               350,725                742,041
                                                      __________             __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,272,358             $1,435,879
                                                      ==========             ==========


   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP
                            STATEMENTS OF OPERATIONS


                                                For the three months ended
                                                       December 31,
                                               _____________________________
                                                  2002              2001
                                               (Unaudited)       (Unaudited)
                                               ___________       ___________

Sales                                          $   745,283       $   746,733

Cost of sales                                      185,656            76,886
                                               ___________       ___________

Gross profit                                       559,627           669,847

Operating expenses:
     General and administrative                    316,442           373,956
     Sales and marketing                           298,914           159,357
     Research and development                      329,237           249,879
                                               ___________       ___________
Total operating expenses                           944,593           783,192
                                               ___________       ___________

Operating Loss                                    (384,966)         (113,345)
                                               ___________       ___________

Other (income) expenses:
     Interest income                                  (297)             (466)
     Other income                                     (403)           (9,948)
     Interest Expense                                6,250             6,250
                                               ___________       ___________
Total other (income) expenses                        5,550            (4,164)
                                               ___________       ___________

Loss before income taxes                          (390,516)         (109,181)
                                               ___________       ___________

Provision for income taxes                             800               800
                                               ___________       ___________

Net loss                                       $  (391,316)      $  (109,981)
                                               ===========       ===========

Loss per share - basic and diluted             $    (0.017)      $    (0.008)
                                               ===========       ===========
Weighted average shares outstanding
     Basic and diluted                          22,886,295        13,597,965



   The accompanying notes are an integral part of these financial statements.

                           ACCUIMAGE DIAGNOSTICS CORP
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED


                                                       December 31,
                                                  2002              2001
                                               (Unaudited)       (Unaudited)
                                               ___________       ___________

Cash Flows from Operating Activities
              Net cash used by operating
                 activities:                   $   (42,384)      $   (35,028)
                                               ___________       ___________


Cash Flow from Investing Activities:
              Net cash used by investing
                 activities:                        (6,134)             (545)
                                               ___________       ___________

Cash Flow From Financing Activities:
              Proceeds from sales of stock               -         1,000,000
              Loan from other entity               100,000                 -
                                               ___________       ___________

              Net cash provided by financing
                 activities                        100,000         1,000,000
                                               ___________       ___________

Increase in Cash                                    51,482           964,427

Cash Balance at beginning of period                232,245            51,422
                                               ___________       ___________

Cash Balance at end of period                  $   283,727       $ 1,015,849
                                               ===========       ===========


Supplemental Disclosure:
              Interest Paid                    $         -           $12,500
              Income Taxes-Franchise tax       $         -       $         -


   The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at December 31, 2002 and September 30, 2002, the results of its operations for the three months ended December 31, 2002 and 2001, and the cash flow for the periods ended December 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2002 Form 10-KSB. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.


INVENTORIES AND COST OF SALES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Interim period cost of goods sales is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciling the perpetual inventory record to periodic and annual physical inventory observations.

SOFTWARE DEVELOPMENT COSTS


         The Company capitalizes certain software development costs in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, Leased or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development until technological feasibility has been established for the product or enhancement. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Software development costs are amortized on a product basis at the greater of the amounts computed using (a) the ratio of current gross revenues for a product or enhancement to the total current and anticipated future gross revenues for that product or enhancement, or (b) the straight-line method over the remaining estimated economic life of the product or enhancements, not to exceed five years. The Company evaluates the net realizable value of its software development costs at each period end using undiscounted estimated future net operating cash flows expected to be derived from the respective software product or enhancement. If such evaluation indicates that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. The Company did not capitalize any software development costs in the quarter ended December 31, 2002 or during the fiscal year ended September 30, 2002.

WARRANTY RESERVE

         Based upon historical costs and its sales agreements, the Company maintains a warranty reserve based on product sales to cover anticipated warranty costs related to software sold. This reserve is continually compared to actual costs by management and revised as necessary.

DEFERRED REVENUE

         The Company recognizes revenues as earned. Amounts billed in advance of the period in which product is shipped are recorded as a liability under "deferred revenue".

ADVERTISING COSTS

         The Company expenses advertising costs as they are incurred. Advertising expenses were $13,462 and $17,837 for the three months ended on December 31, 2002, and 2001, respectively.

INCOME TAXES

         At September 30, 2002, the Company has approximately $2,300,000 net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2010 and 2019. The Company has elected to fully reserve all tax benefits until such time as it is able to reasonably expect to realize those benefits.

USE OF ACCOUNTING ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve.

NET LOSS PER SHARE

         Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive loss per share calculation gives effect to all potentially dilutive common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted loss per share calculations. There were no dilutive securities for the three month period ended December 31, 2002 and 2001.

STOCK-BASED COMPENSATION


         The Company accounts for its stock based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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


ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill existing at September 30, 2001 until the new standard is adopted and goodwill tested for impairment in accordance with SFAS No. 144. The Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

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



(2)  RELATED PARTY TRANSACTIONS

         The following transactions took place between the Company and related parties during the three month period ended December 31, 2002:

         On December 27, 2002, the Company received a loan from Coit Tower Realty in the amount of $100,000. This note was secured by certain receivables of the Company. The Company's Chairman of the Board, C. Allen Wall, manages Coit Tower Realty. The note payable bears an interest rate of 12.0% per annum. C. Allen Wall has been Chairman since March 2002.



(3)   EQUITY TRANSACTIONS

COMMON STOCK TRANSACTIONS

         Effective December 10, 2001, the Company concluded the sale of its common shares through a private placement offering. The Company sold 11,904,761 shares of unregistered, restricted common stock for $1,000,000, completing the full offering. The shares were issued at a price of $0.084 per share, which was at a discount from the market price. Under this private placement offering, the Company sold 2,976,189 of these shares to related parties, which include members of the Board of Directors and their relatives. Additionally, Dr. C. Allen Wall purchased 6,378,576 shares and became a member of the Board of Directors. Dr. Wall was elected as Chairman of the Board on March 6, 2002.

STOCK OPTIONS

         During the period October to December 31, 2002, the Company issued incentive stock options to its employees allowing them to purchase up to 50,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and the options vest equally over a 4-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on January 14, 2003.

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

REVENUE

         For the quarter ended December 31, 2002, revenue decreased by $1,450 over the same period in 2001. Sales for this quarter to GE/Imatron Inc. decreased by $390,524 to $50,920, compared to $441,444 for the same period in 2001. Approximately $615,880 in sales to AmeriScan were recognized in the quarter ended December 31, 2002. This represented 82.6% of the December 31, 2002 quarter's revenues.

GROSS PROFIT

         For the three months ended December 31, 2002, gross profit on sales decreased to $559,627, or 75.1%, compared with $669,847, or 89.7% for the same period in 2001.

SALES AND MARKETING

         The Company's sales and marketing expenses for the quarter ended December 31, 2002 were $298,914 compared with expenses of $159,357 for the same quarter in fiscal year 2001. This increase of $139,557 was due primarily to the increase in sales people from three to six, and the related increased travel and entertainment expenses.

RESEARCH AND DEVELOPMENT

         The Company spent $329,237 on research and development (R&D) activities during the quarter ended December 31, 2002 compared with $249,879 for the quarter ended December 31, 2001. This increase is due primarily to an increase in salary and related expenses from additional R&D staff over the prior quarter. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE

          Operational and administrative expenses were $316,442 for the quarter ended December 31, 2002, which compares with $373,956 for the same quarter in the previous year. This decrease, of $57,514, is primarily due to reduced office rental expenses and legal expenses.

RESULTS OF OPERATIONS

         Revenues decreased slightly by $1,450, to $745,283, for the quarter ended December 31, 2002 over the same quarter ended December 31, 2001. Expenses increased by $161,401, to $945,393, over the same quarter, prior year, primarily due to increased sales people and their related travel expenses of $67,735, and other legal expenses, of approximately $40,000.

         This resulted in a net operating loss of ($385,766) for the three months ending December 31, 2002, or $271,621 greater than the net operating loss of ($114,145) for the same period in fiscal year 2001. This was primarily due to an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ending December 31, 2002, the Company generated an operating loss of $385,766 due to increased operating expenses. On December 31, 2002, the Company had $283,727 in cash and net accounts receivable of $113,881. Working capital for the period ended December 31, 2002 equaled a deficit of $(87,646) compared with $298,183 for the period ended September 30, 2002. The current ratio for the period ended December 31, 2002 was 0.87 compared to 1.67 for the period ended September 30, 2002.

         During the quarter ending June 30, 2002, the Company invested approximately $6,134 to acquire primarily computer equipment and tradeshow display units.

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

SHARE PRICE VOLATILITY

         During the first quarter of fiscal year 2002, the Company's share price experienced some price decline and volatility compared to the same period in the prior fiscal year. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

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

                                               ACCUIMAGE DIAGNOSTICS CORP.

February 26, 2003

                                               By:  /s/  LEON KAUFMAN
                                                   _____________________________
                                                         Leon Kaufman
                                                         Chief Executive Officer