Form 10QSB
period 2003-03-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2003-05-30
CIK 1089799

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ________________________

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                            ________________________

                        Commission File Number: 000-26555

                            ________________________


                           ACCUIMAGE DIAGNOSTICS CORP.
                 ______________________________________________
                 (Name of Small Business Issuer in its Charter)


            Nevada                                              33-0713615
_______________________________                           ______________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


400 Grandview Drive, South San Francisco, California                  94080-4920
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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of March 31, 2003. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                  Yes [ ] No [X]

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                  March 31, 2003


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Balance sheet as of March 31, 2003 (unaudited) and September 30, 2002 (audited)

             Statement of operations (unaudited) for the three and six months ended March 31, 2003 and 2002

             Statement of cash flows (unaudited) for the six months period ended March 31, 2003 and 2002

             Notes to financial statements

Item 2.  Management's discussion and analysis of
         financial condition or plan of operations


PART II.  OTHER INFORMATION


Item 2.  Changes in securities

Item 4.  Submission of matters to a vote of securities holders

Item 6.  Exhibits and reports on form 8-K


Signature

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS



                           ACCUIMAGE DIAGNOSTICS CORP.
                                  BALANCE SHEET

                                                    March 31, 2003       September 30, 2002
                                                      (UNAUDITED)            (AUDITED)
                                                    ______________       __________________

ASSETS
Current Assets
              Cash and cash equivalents               $   13,456             $  231,843
              Accounts receivable, net of
                 allowance of $18,338                    337,497                330,062
              Employee receivable                         17,808                 20,895
              Inventory                                  100,516                106,046
              Prepaid expenses                            46,083                 53,175
                                                      __________             __________

Total Current Assets                                     515,359                742,021

Property and Equipment, net of accumulated
   depreciation and amortization                          46,733                 52,759

Other Assets
              Deposits                                    16,815                 15,067
              Other intangible assets, net                10,680                 16,969
              Goodwill, net                              309,063                309,063
              Investment in MDiagnostics, Inc.           300,000                300,000
                                                      __________             __________
Total Other Assets                                       636,558                641,099
                                                      __________
TOTAL ASSETS                                          $1,198,650             $1,435,879
                                                      ==========             ==========


   The accompanying notes are an integral part of these financial statements.






                          ACCUIMAGE DIAGNOSTICS CORP.
                           BALANCE SHEET (CONTINUED)


                                                    March 31, 2003       September 30, 2002
                                                      (UNAUDITED)            (AUDITED)
                                                    ______________       __________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
              Accounts payable                        $  287,117             $  208,592
              Product warranty reserve                    47,393                 50,000
              Other accrued liabilities                  133,724                107,401
              Accrued vacation                            63,597                 77,845
              Short-term note payable to
                 related party                           425,000                     -
                                                      __________             __________

Total Current Liabilities                                956,831                443,838

Long-Term Liabilities
              Long-term notes payable to
                 stockholders                            259,199                250,000
                                                      __________             __________

Total Liabilities                                      1,216,030                693,838
                                                      __________             __________

Stockholders' Equity
Preferred Shares - $0.001 Par Value; 10,000,000                -                      -
shares authorized; none issued or outstanding

Common Shares - $0.001 Par Value; 50,000,000              22,887                 22,887
   authorized; 22,886,295 shares issued and
   outstanding on March 31, 2003 and
   September 30, 2002

Paid-in-capital                                        3,488,348              3,488,348
Accumulated deficit                                   (3,528,615)            (2,769,194)
                                                      __________             __________

Total Stockholder's Equity                               (17,380)               742,041
                                                      __________             __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,198,650             $1,435,879
                                                      ==========             ==========


   The accompanying notes are an integral part of these financial statements.







                           ACCUIMAGE DIAGNOSTICS CORP
           STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 2003 AND 2002


                                               For the three months     For the six months
                                                 Ended March 31,         Ended March 31,
                                              _____________________   ______________________
                                                  2003       2002       2003        2002
                                              _____________________   ______________________

REVENUES                                      $405,198     $965,592   $1,150,481  $1,712,325

COST OF GOODS SOLD                              25,767      124,040      211,423     200,926
                                              _____________________   ______________________

GROSS PROFIT                                   379,431      841,552      939,058   1,511,399

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
General and
Administrative                                 271,608      328,935      636,945     703,691
Sales and Marketing                            259,421      191,522      660,558     350,879
Research and
Development                                    199,811      313,491      381,872     563,370
                                              _____________________   ______________________
TOTAL SELLING, GENERAL AND ADMINISTRATIVE      730,840      833,948    1,679,375   1,617,940
EXPENSES

                                              _____________________   ______________________
OPERATING INCOME/(LOSS)                       (351,409)       7,604     (740,317)   (106,541)

OTHER (INCOME) AND EXPENSES
          Interest Income                         (298)      (1,078)        (595)     (1,544)
          Other Income                               -      (10,667)           -     (20,615)
          Interest Expense                      13,050        6,250       19,300      12,500
          Franchise and Other Taxes                800            -          800           -
                                              _____________________   _____________________

TOTAL OTHER (INCOME) AND EXPENSES              (13,552)      (5,495)     (19,505)     (9,659)
                                              _____________________   ______________________

NET INCOME/(LOSS)                            $(364,961)    $ 13,099     (759,822)    (96,882)
                                              ====================    ======================

INCOME / (LOSS) PER SHARE-BASIC               $ (0.016)    $  0.001    $ (0.0332)  $  (0.005)
                                              =====================   ======================
INCOME / (LOSS) PER SHARE- DILUTED            $ (0.016)    $  0.001    $ (0.0332)  $  (0.005)
                                              =====================   ======================

Weighted Average Shares Outstanding
                   Basic                    22,886,295   22,886,295   22,886,295  18,517,248
                   Diluted                  22,886,295   22,901,702   22,886,295  18,517,248


   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE SIX MONTHS PERIOD ENDED
                                MARCH 31, 2003 AND 2002

                                                                     March 31,           March 31,
                                                                       2003                2002
                                                                     _________           _________

Cash Flows from Operating Activities
              Net Cash provided (used) by Operating Activities:      $(212,656)         $(436,037)
                                                                     _____________________________

              Loan to other entity

Cash Flow from Investing Activities:
              Investment in Property and Equipment                      (6,134)             (2,593)
              Loan to other entity                                                               -
                                                                     _____________________________

              Net Cash Provided (Used) by Investing Activities        (218,790)           (438,630)
                                                                     _____________________________

Cash Flow From Financing Activities:
              Proceeds from Sales of Stock                                   -           1,000,000

                                                                     _____________________________

              Net Cash Provided (Used) by Financing Activities               -           1,000,000
                                                                     _____________________________

Increase (Decrease) in Cash                                           (218,790)            561,370

Cash Balance at beginning of period                                    232,246              51,422
                                                                     _____________________________

Cash Balance at end of period                                        $  13,456          $  612,792
                                                                     =============================


Supplemental Disclosure:
              Interest Paid                                                  -          $   12,500
              Income Taxes-Franchise tax                                     -          $      800


   The accompanying notes are an integral part of these financial statements.


NOTES TO THE FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     In the opinion of the management, the accompanying consolidated financial statements contain all adjustments necessary (consisting of only normal recurring accruals) to present fairly the financial position at March 31, 2003 and September 30, 2002, the results of its operations for the three and six months ended March 31, 2003 and 2002, and the cash flow for the six months period ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2002 Form 10-KSB. The results of operations for the three months March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.


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

SOFTWARE DEVELOPMENT COSTS


     The Company capitalizes certain software development costs in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, Leased or Otherwise Marketed. Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development until technological feasibility has been established for the product or enhancement. Thereafter, all software production costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. Software development costs are amortized on a product basis at the greater of the amounts computed using (a) the ratio of current gross revenues for a product or enhancement to the total current and anticipated future gross revenues for that product or enhancement, or (b) the straight-line method over the remaining estimated economic life of the product or enhancements, not to exceed five years. The Company evaluates the net realizable value of its software development costs at each period end using undiscounted estimated future net operating cash flows expected to be derived from the respective software product or enhancement. If such evaluation indicates that the unamortized software costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. The Company did not capitalize any software development costs in the quarter ended March 31, 2003 or during the fiscal year ended September 30, 2002.

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

ADVERTISING COSTS

     The Company expenses advertising costs as they are incurred. Advertising expenses were $9,416 and $22,878, and $15,242 and $33,079 for the three months and six months ended on March 31, 2003, and 2002, respectively.

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

NET LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. The dilutive loss per share calculation gives effect to all potentially dilutive common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted loss per share calculations. There were no dilutive securities for the three month period ended March 31, 2003 and 2002.

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


(2)  RELATED PARTY TRANSACTIONS

     The following transactions took place between the Company and related parties during the three month period ended March 31, 2003:

     On January 31, 2003, February 18 and March 14, 2003 the Company received new note loans from Coit Tower Realty in the amounts of $60,000, $100,000, and $50,000, respectively. As of March 31, 2003, the Company has $310,000 of note loans outstanding with Coit Tower Realty. These notes are secured by certain account receivables of the Company. The Company's Chairman of the Board, C. Allen Wall, manages Coit Tower Realty. The note payable bears an interest rate of 12.0% per annum. C. Allen Wall has been Chairman since March 2002. Mr. Wall was also unanimously appointed by the Board of Directors as Chief Executive Officer of the Company on April 18, 2003.

     On January 30, 2003, the Company received a loan from Dr. Louis J. Kearn, a Director in the Board of the Company, in the amount of $15,000. This note was secured by certain receivables of the Company. Dr. Kearn is the Founder and Chairman, Emeritus, of COIT Services one of the largest drapery and carpet cleaning companies in the United States. The note payable bears an interest rate of 10.00% per annum.

     On March 3, 2003 and March 31, 2003, the Company received short-term loan notes in the amounts of $50,000 and $50,000, respectively, from Chung Lew, a major shareholder and bondholder in the Company. These notes carry an interest rate of 10.0% per annum. The notes were used to meet payroll for the company.


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

STOCK OPTIONS

     During the period January 1, 2003 through March 31, 2003, the Company issued incentive stock options to its employees allowing them to purchase up to 50,000 shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 10 years from the date of the grant, and the options vest equally over a 4-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB, filed on January 14, 2003.

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

REVENUE

     For the quarter ended March 31, 2003, revenue decreased by $560,394, or by 58%, over the same period in 2002. Sales for this quarter to GE/Imatron Inc. decreased by $451,300 to $0, compared to $451,300 for the same period in 2002. Approximately $43,872 in sales to AmeriScan were recognized in the quarter ended March 31, 2003. This represented 11% of the March 31, 2003 quarter's revenues.

GROSS PROFIT

     For the three months ended March 31, 2003, gross profit on sales revenues decreased to $379,431, or 94.0%, compared with $841,552, or 87.2%% for the same period in 2002.

SALES AND MARKETING

     The Company's sales and marketing expenses for the quarter ended March 31, 2003 were $259,421 compared with expenses of $191,522 for the same quarter in fiscal year 2002. This increase of $67,899 was due primarily to the increase in sales people from three to six, and the related increased travel and entertainment expenses for the sales force.

RESEARCH AND DEVELOPMENT

     The Company spent $199,811 on research and development (R&D) activities during the quarter ended March 31, 2003 compared with $313,491 for the quarter ended March 31, 2002. This decrease is due primarily to a 20% reduction in salary and related expenses from R&D staff over the prior quarter. The Company does not intend to reduce its research and development effort since maintenance of a competitive position in the marketplace where the Company operates requires constant improvement and high-level development of the Company's software products.

OPERATIONAL AND ADMINISTRATIVE

     Operational and administrative expenses were $271,608 for the quarter ended March 31, 2003, which compares with $328,935 for the same quarter in the previous year. This decrease, of $57,327, is primarily due to reduced officers and administrative salaries, and reduced office operational expenses.


RESULTS OF OPERATIONS

     Revenues decreased by $560,394, to $ 405,198, for the quarter ended March 31, 2003 over the same quarter ended March 31, 2002. This was due to lack of sales across the board. Expenses decreased by $103,108, to $730,840 primarily due to salary reductions of 20% and office expense reductions.

     This resulted in a net operating loss of ($759,822) for the six months ending March 31, 2003, or $662,940 greater than the net operating loss of ($96,882) for the same period in fiscal year 2002. This was primarily due to lack of sales revenues and increased in sales force operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ending March 31, 2003, the Company generated an operating loss of $351,409 due to lack of sales revenues and increased operating expenses from sales force. On March 31, 2003, the Company had $13,456 in cash and net accounts receivable of $337,497. Working capital for the period ended March 31, 2003 equaled a deficit of ($558,485) compared with $298,183 for the period ended September 30, 2002. The current ratio for the period ended March 31, 2003 was
0.54 compared to 1.67 for the period ended September 30, 2002.

     During the six months period ending March 31, 2003, the Company invested approximately $6,134 to acquire primarily computer equipment and tradeshow display units.

     The Company cash position has deteriorated considerably due to lack of sales revenues and increased sales and marketing expenses. Sales prospects are quite poor at this time and the Company will be implementing a reorganization plan, including financial strategies, during the next quarters.

     The Company anticipates that cash requirements for the remainder of the fiscal year will be met by a combination of existing operational income from sales and financing from investors or other capital sources. If these conditions are not met during the next quarter, the Company's financial position as a going concern is at high risk given current sales, capital and financial market conditions.

FOREIGN CURRENCY TRANSACTIONS

     All the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

     Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

SHARE PRICE VOLATILITY

     During the second quarter of fiscal year 2003, the Company's share price experienced some price decline and volatility compared to the same period in the prior fiscal year. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

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

                                            ACCUIMAGE DIAGNOSTICS CORP.

May 28, 2003

                                            By:  /s/  C. ALLEN WALL
                                            ____________________________________
                                            C. Allen Wall
                                            Chairman and Chief Executive Officer

                           ACCUIMAGE DIAGNOSTICS CORP.


I, C. ALLEN WALL, certify that:
   _____________

1. I have reviewed this quarterly report on Form 10-Q of ACCUIMAGE DIAGNOSTICS CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  MAY 28, 2003                 ACCUIMAGE DIAGNOSTICS CORP.
____________________                 ___________________________
                                            (Registrant)



                                     /s/ C. ALLEN WALL
                                     __________________________________________
                                         C. Allen Wall
                                         Chairman and Chief Executive Officer

                           ACCUIMAGE DIAGNOSTICS CORP.


I, HERNAN WELCH, certify that:
   ____________

1. I have reviewed this quarterly report on Form 10-Q of ACCUIMAGE DIAGNOSTICS CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  MAY 28, 2003                 ACCUIMAGE DIAGNOSTICS CORP.
____________________                 ___________________________
                                            (Registrant)



                                     /s/ HERNAN WELCH
                                     __________________________________________
                                         Hernan Welch
                                         VP of Finance