Form 10QSB
period 2003-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2003-08-25
CIK 1089799

U.S. SECURITIES AND EXCHANGE
                             COMMISSION WASHINGTON,
                                    DC 20549

                                ----------------

                                   FORM 10-QSB

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                            ------------------------

                        Commission File Number: 000-26555

                            ------------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)


                Nevada                                         33-0713615
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)

501 Grandview Drive, South San Francisco, California            94080-4920
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (650) 875-0192

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements within the past 90 days.

                                    Yes  X  No
                                        ---    ---

The number of shares outstanding of the issuer's common stock was 22,886,295 shares of common stock, par value $.001, as of August 25, 2003. No shares of preferred stock are outstanding.

Transitional Small Business Disclosure Format:

                                    Yes    No  X
                                       ---    ---

                           ACCUIMAGE DIAGNOSTICS CORP.

                                   Form 10-QSB
                                  June 30, 2003


TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

             Balance sheet as of June 30, 2003 (unaudited) and
             September 30, 2002 (audited)                                      3

             Statement of operations (unaudited) for the three and
             nine months ended June 30, 2003 and 2002                          5

             Statement of cash flows (unaudited) for the nine months
             ended June 30, 2003 and 2002                                      6

             Notes to financial statements                                     7

Item 2.  Management's discussion and analysis of
         financial condition or plan of operations                            10

Item 3.  Controls and procedures                                              14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in securities                                                14

Item 4.  Submission of matters to a vote of securities holders                14

Item 6.  Exhibits and reports on form 8-K                                     14


Signatures                                                                    15

Certifications                                                                16

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                           ACCUIMAGE DIAGNOSTICS CORP.
                                  BALANCE SHEET

                                                                             June 30, 2003          September 30, 2002
                                                                          ---------------------    ---------------------
                                                                              (UNAUDITED)               (AUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $ 27,722               $  231,843
     Accounts receivable, net of allowance
       of $50,000 and $18,338                                                      81,797                  330,062
     Employee receivable                                                           23,977                   20,895
     Inventory                                                                    100,516                  106,046
     Prepaid expenses                                                              74,747                   53,175
                                                                          ---------------------    ---------------------

Total current assets                                                              308,759                  742,021
                                                                          ---------------------    ---------------------

Property and equipment, net of accumulated
     depreciation and amortization                                                 46,733                   52,759
                                                                          ---------------------    ---------------------

Other assets:
     Deposits                                                                      13,123                   15,067
     Other intangible assets, net                                                   2,337                   16,969
     Goodwill, net                                                                309,063                  309,063
     Investment in MDiagnostics, Inc.                                             300,000                  300,000
                                                                          ---------------------    ---------------------
Total other assets                                                                624,523                  641,099
                                                                          ---------------------    ---------------------
TOTAL ASSETS                                                                     $980,015               $1,435,879
                                                                          =====================    =====================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMEMENTS



                          ACCUIMAGE DIAGNOSTICS CORP.
                           BALANCE SHEET (CONTINUED)


                                                                            June 30, 2003        September 30, 2002
                                                                          ------------------    ---------------------
                                                                               (UNAUDITED)            (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable                                                          $  267,245            $  208,592
     Product warranty reserve                                                      47,393                50,000
     Other accrued liabilities                                                    128,278               107,401
     Accrued vacation                                                              53,520                77,845
     Short-term notes payable to stockholders and related party                   559,000                     -
                                                                          ------------------    ---------------------

Total current liabilities                                                       1,055,436               443,838

Long-term liabilities:
     Notes payable to stockholders                                                250,000               250,000
                                                                          ------------------    ---------------------

Total liabilities                                                               1,305,436               693,838
                                                                          ------------------    ---------------------

Stockholders' equity/(deficit):
     Preferred shares - $0.001 par value; 10,000,000                                    -                     -
     shares authorized; none issued or outstanding

     Common shares - $0.001 par value; 50,000,000                                  22,887                22,887
     shares authorized; 22,886,295 shares issued and
     outstanding at June 30, 2003 and September 30, 2002

     Paid-in capital                                                            3,488,348             3,488,348
     Accumulated deficit                                                       (3,836,656)           (2,769,194)
                                                                          ------------------    ---------------------

Total stockholder's equity/(deficit)                                             (325,421)              742,041
                                                                          ------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                           $  980,015            $1,435,879
                                                                          ==================    =====================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMEMENTS


                           ACCUIMAGE DIAGNOSTICS CORP
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         For the three months ended          For the nine months ended
                                                                  June 30                             June 30
                                                       -------------------------------  ----------------------------------
                                                           2003              2002             2003              2002
                                                       --------------    -------------  ---------------     --------------
Net sales                                                $  70,403         $ 953,589      $ 1,220,884         $2,665,914

Cost of sales                                                5,102           125,439          216,525            326,365
                                                       --------------    -------------  ---------------     --------------

Gross profit                                                65,301           828,150        1,004,359          2,339,549
                                                       --------------    -------------  ---------------     --------------

Operating expenses:
     General and administrative                            224,933           349,264        1,045,424          1,052,955
     Sales and marketing                                    61,847           163,424          514,927            514,303
     Research and development                               78,824           312,123          484,128            875,493
                                                       --------------    -------------  ---------------     --------------
Total operating expenses                                   365,604           824,811        2,044,979          2,442,751
                                                       --------------    -------------  ---------------     --------------

Operating income (loss)                                   (300,303)            3,339       (1,040,620)          (103,202)
                                                       --------------    -------------  ---------------     --------------

Other income (expenses):
     Interest income                                         1,711             1,978            2,306              3,522
     Other income                                              772            10,518              772             31,133
     Interest expense                                       (9,820)           (6,250)         (29,120)           (18,750)
                                                       --------------    -------------  ---------------     --------------
Total other income (expenses)                               (7,337)            6,246          (26,042)            15,905
                                                       --------------    -------------  ---------------     --------------

Income (loss) before income taxes                         (307,640)            9,585       (1,066,662)           (87,297)

Provision for income taxes                                       -                 -              800                  -
                                                       --------------    -------------  ---------------     --------------

Net income (loss)                                        $(307,640)        $   9,585      $(1,067,462)        $  (87,297)
                                                       ==============    =============  ===============     ==============

Income (loss) per share - basic                          $   (0.01)        $  0.0004      $     (0.05)        $   (0.004)
                                                       ==============    =============  ===============     ==============
Income (loss) per share - diluted                        $   (0.01)        $  0.0004      $     (0.05)        $   (0.004)
                                                       ==============    =============  ===============     ==============

Weighted average number of shares outstanding:
     Basic                                               22,886,295       22,886,295       22,886,295         19,943,081
                                                       ==============    =============  ===============     ==============
     Diluted                                             22,886,295       23,065,045       22,886,295         19,943,081
                                                       ==============    =============  ===============     ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMEMENTS



                           ACCUIMAGE DIAGNOSTICS CORP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 For the nine months ended June 30
                                                                                 ----------------------------------
                                                                                      2003               2002
                                                                                 ---------------    ---------------

Cash Flows from Operating Activities
Net income (loss)                                                                   $(1,067,462)        $  (87,297)
Adjustment to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                         26,792             75,139
   Product warranty reserve                                                              (2,607)            (9,843)
   Change in accounts receivable allowance                                               31,662
   Changes in operating assets and liabilities:
    Accounts receivable, net                                                            216,630           (145,631)
    Employee receivable                                                                  (3,082)            (1,500)
    Inventory                                                                             5,530            (21,273)
    Prepaid assets and other assets                                                     (19,628)           (24,971)
    Accounts payable                                                                     58,653             41,559
    Accrued expenses                                                                     (3,448)          (113,415)
      Deferred revenue                                                                        -           (194,248)
                                                                                 ---------------    ---------------
     Net cash used for operating activities:                                           (756,987)          (481,480)
                                                                                 ---------------    ---------------


Cash Flow from Investing Activities:
Investment in property and equipment                                                     (6,134)           (10,802)
                                                                                 ---------------    ---------------
     Net cash used for investing activities:                                             (6,134)           (10,802)
                                                                                 ---------------    ---------------

Cash Flow From Financing Activities:
     Proceeds from sales of stock                                                             -          1,000,000
     Notes payable to stockholders and related party                                    559,000                  -
                                                                                 ---------------    ---------------

     Net cash provided by financing activities                                          559,000          1,000,000
                                                                                 ---------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (204,121)           507,718

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          231,843             51,422
                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    27,722         $  559,140
                                                                                 ===============    ===============



Supplemental Disclosure:
     Cash paid during the period for interest                                             $   -              $6,250
     Cash paid during the period for income taxes                                         $ 800              $4,273



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMEMENTS

NOTES TO THE FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2003 and September 30, 2002, and the results of its operations for the three and nine months ended June 30, 2003 and cash flows for the nine months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented herein not misleading. It is suggested that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2002 Form 10-KSB filed January 14, 2003. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2003.

         GOING CONCERN

         These financial statements have been prepared on a going concern basis. The Company has reported net operating losses for this quarter and for the past two fiscal years. Management plans to achieve profitability in the fiscal year ending September 30, 2003 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

         The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for its products from the level experienced during fiscal year 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

         Certain stockholders and board members have agreed to provide additional financing if necessary. During the first three quarters of fiscal 2003 the Company has borrowed $559,000 from stockholders and a related party (see Note 2).

         PRODUCT WARRANTY RESERVE

         Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides 1 year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary.

         Changes in the Company's warranty liability during the nine months ended June 30, 2003 are as follows (in thousands):

         Balance as of September 30, 2002                            $     50
         Provision for warranty liability for sales made during
           the period ended June 30, 2003                                   1
         Settlements made during the period ended June 30, 2003            (4)
                                                                     --------

         Balance as of June 30, 2003                                 $     47
                                                                     ========

         USE OF ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

         ACCOUNTS RECEIVABLE. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         RECOVERABILITY OF LONG-LIVED ASSETS. The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

         PRODUCT WARRANTY RESERVE. Actual results of the Company with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve.

         INCOME (LOSS) PER SHARE

         Basic income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted income
(loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. There were no dilutive securities for stock options during the three and nine months ended June 30, 2003.

         STOCK-BASED COMPENSATION

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Company's Stock Option Plan been determined to be consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have increased to the following pro forma amounts (dollars, in thousands, except per share amounts):


   IN THOUSANDS EXCEPT PER SHARE AMOUNTS             THREE MONTHS ENDED JUNE 30          NINE MONTHS ENDED JUNE 30
                                                 ------------------------------------  ----------------------------------
                                                        2003             2002                2003             2002
                                                 ------------------------------------  ----------------------------------
      Net income (loss), as reported                    $ (308)          $     10             $(1,067)         $   (87)
      Employee stock-based compensation
        expense determined under fair value:                (3)               (11)                (11)             (26)
                                                 ------------------------------------  ----------------------------------
         Pro forma                                      $ (311)          $     (1)            $(1,550)         $  (113)
                                                 ====================================  ==================================
      Basic and diluted income (loss) per share:
         As reported                                    $(0.01)          $ 0.0004             $ (0.05)         $(0.004)
                                                 ====================================  ==================================
         Pro forma                                      $(0.01)          $(0.0001)            $ (0.05)         $(0.005)
                                                 ====================================  ==================================

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations, financial condition and cash flows.

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

(2)  RELATED PARTY TRANSACTIONS

         The following transactions took place between the Company and related parties during the nine months ended June 30, 2003:

         During the nine month period ended June 30, 2003, the Company received various loans from a related party in the amount of $272,000. These notes secured by certain receivables of the Company. The notes payable bear an interest rate of 12.0% per annum.

         During the nine month period ending June 30, 2003, the Company received various loans from several board members in the amount of $287,000. The notes payable bear an interest rate of 12.0% per annum.

(3)  EQUITY TRANSACTIONS

         STOCK OPTIONS

         During the nine months ended June 30, 2003, the Company issued incentive stock options to its employees allowing them to purchase up to 1 million shares of common stock. The exercise price is equivalent to the market price on the date of the grant. The exercise period for the options is for 4 years from the date of the grant, and the options vest equally over a 4-year period. Total options outstanding at June 30, 2003 were 1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         FORWARD-LOOKING STATEMENTS

         The discussion contained in this Management Discussion & Analysis is "forward looking" as that term is contemplated by Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934 ("Exchange Act"), including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding future business operations and projected earnings from its products and services, which are subject to many risks. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Form 10-QSB and as disclosed in the Company's other filings with the Security and Exchange Commission. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-QSB, before making a decision to invest in the common stock of the Company.

         OVERVIEW

         The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto contained elsewhere with this Form 10-QSB. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's September 30, 2002 Form 10-KSB, filed on January 14, 2003.

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

         The AccuImage software was conceived and developed on the same hardware platform that it is now distributed on: standard, high-performance, low cost personal computer ("PC") workstations running the Windows operating system from Microsoft. The software interfaces with various medical imaging modalities via the standard medical imaging DICOM protocol and uses the Internet and standard PC networks for subsequent distribution of images and post-processed results. Through this combination of standard underlying products and protocols, AccuImage is able to offer to physicians cost-effective, easy-to-use yet powerful visualization, analysis and labor-saving tools for everyday use.

         The Company markets its products to radiology departments, imaging centers and original equipment manufacturers of diagnostic imaging systems through a direct sales force, non-exclusive distributors in the United States and independent distributors in international markets.

         RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Statement of Operations (see Financial Statements and Notes) for the periods indicated:




                                                       THREE MONTHS ENDED JUNE 30       NINE MONTHS ENDED JUNE 30
                                                           2003         2002                 2003       2002
                                                         --------     --------             --------   --------
                  STATEMENT OF OPERATIONS DATA:
                  Net sales..............................100.0%        100.0%                100.0%     100.0%
                  Cost of sales............................7.2          13.2                  17.7       12.2
                  Gross profit........................... 92.8          86.8                  82.3       87.8
                  Operating expenses.....................519.3          86.5                 167.5       91.6
                  Operating income (loss)...............(426.5)          0.4                 (85.2)      (3.9)
                  Other income (expenses) ...............(10.4)          0.7                  (2.1)       0.6
                  Net income (loss).....................(437.0)          1.0                 (87.4)      (3.3)

         QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

         REVENUE

         For the quarter ended June 30, 2003, net sales decreased by $883,186 over the same period in fiscal 2002. Sales to GE/Imatron Inc. for the quarter ended June 30, 2003 decreased by $236,265 over the same period in fiscal 2002. Overall revenue is lower due to the poor economy, especially in the medical imaging and healthcare industries. All sales for the quarter ended June 30, 2003 totaling $70,403 represented sales of software and monthly maintenance contracts.

         GROSS PROFIT

         For the quarter ended June 30, 2003, gross profit on sales decreased to $65,301, or 92.8% of net sales, compared with $828,150, or 86.8% of net sales, for the same period in fiscal 2002, due to lower sales and a change in product mix. All sales during the quarter ended June 30, 2003 represented revenue from monthly sales of software and maintenance contracts.

         SALES AND MARKETING

         The Company's sales and marketing expenses for the quarter ended June 30, 2003 were $61,847 compared with expenses of $163,424 for the same quarter in fiscal year 2002. This decrease of $101,577 was due primarily to a decrease in the Company's sales force from six to three employees; and also due to a change in their compensation to commissions only and a decrease in travel and entertainment expense.

         RESEARCH AND DEVELOPMENT

         The Company spent $78,824 on research and development (R&D) activities during the quarter ended June 30, 2003 compared with $312,123 for the quarter ended December 31, 2002. This decrease is due primarily to salary reductions and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $224,933 for the quarter ended June 30, 2003, which compares with $349,264 for the same quarter in the previous fiscal year. This decrease, of $124,331, is primarily due to a reduction in office staff.

         RESULTS OF OPERATIONS

         Sales decreased by $883,186, to $70,403 for the quarter ended June 30, 2003 over the same quarter ended June 30, 2002. The sales decline resulted in a corresponding reduction in gross profit. Operating expenses decreased by $454,105, to $370,706 over the same quarter in the prior fiscal year, primarily due to cost saving measures by the Company, including a reduction in salaries. This resulted in an operating loss of ($300,303) for the three months ended June 30, 2003 or $303,642 less than the operating income of $3,339 for the same period in fiscal year 2002.

         NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

         REVENUE

         For the nine months ended June 30, 2003, revenue decreased by $1,445,030 over the same period in fiscal 2002. Sales for this nine months to GE/Imatron Inc. decreased by $1,078,089 to $50,920, compared to $1,129,009 for the same period in fiscal 2002. Approximately $610,000 in sales to AmeriScan was recognized in the nine months ended June 30, 2003. This represented approximately 50% of the revenues for the nine months ended June 30, 2003. Overall revenue is down due to the poor economy, especially in the medical imaging and healthcare industries. All sales for the nine months ended June 30, 2003 totaling $1,220,884 represented sales of software and monthly maintenance contracts.

         GROSS PROFIT

         For the nine months ended June 30, 2003, gross profit on sales decreased to $1,004,359, or 82.3% of net sales, compared with $2,339,549, or 87.8% of net sales, for the same period in fiscal 2002, due to lower sales and a change in product mix.

         SALES AND MARKETING

         The Company's sales and marketing expense for the nine months ended June 30, 2003 was $514,927 compared with $514,303 for the same nine month period in fiscal year 2002. There was no significant change in sales and marketing expense from the prior nine month period to the current period, because an increase in expense during the first two quarters of fiscal 2003 was offset by a decrease in expense in the third quarter.

         RESEARCH AND DEVELOPMENT

         The Company spent $484,128 on research and development (R&D) activities during the nine months ended June 30, 2003 compared with $875,493 for the nine months ended June 30, 2002. This decrease is primarily due to salary reductions and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,045,924 for the nine months ended June 30, 2003, which compares with $1,052,955 for the same nine months in the previous fiscal year. This decrease of $7,031 is primarily due to reduction in office staff offset by an increase in legal expenses.

         RESULTS OF OPERATIONS

         Sales decreased by $1,445,030, to $1,220,884 for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. The sales decline resulted in a corresponding decrease in gross profit. Operating expenses decreased by $392,670, to $2,050,081 over the same nine months in the prior fiscal year, primarily due to decreases in salaries and in travel expenses of $67,735. This resulted in an operating loss of ($1,040,620) for the nine months ended June 30, 2003, or a loss that was ($937,418) greater than the operating loss of ($103,202) for the same period in fiscal year 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2003, net cash used by operating activities was $756,987. At June 30, 2003, the Company had $27,722 in cash and cash equivalents. Working capital at June 30, 2003 equaled a deficit of $(996,677) compared with $298,183 at September 30, 2002.

         The Company is dependent upon financing provided by members of its board of directors to meet its future cash requirements. The Company's revenues for the foreseeable future may not be sufficient to obtain profitability, and the Company expects to experience losses for the near term. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenue, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections, and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decline in demand for its products, from the level experienced during fiscal 2002, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

         The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur significant expenses to develop and promote new products as well as support existing products. Failure to generate sufficient revenues from new and existing products, or reduce discretionary expenditures would have a material adverse effect on a Company's ability to achieve its intended business objectives.

         During the nine months ended June 30, 2003, the Company invested $6,134 to acquire computer equipment and tradeshow display units.

         The Company anticipates that cash requirements for the remainder of the fiscal year will be met by a combination of existing cash on hand, operational income, and financing from members of its board of directors.

         FOREIGN CURRENCY TRANSACTIONS

         All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars.

         INFLATION

         Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

         FACTORS AFFECTING FUTURE OPERATING RESULTS

         The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to sell additional equity or debt securities, secure lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the medical imaging industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in Company's inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to the Company's shareholders.

         The Company operates in a rapidly changing industry, which is characterized by intense competition from both established companies and start-up companies. The market for the Company's products is extremely competitive both as to price and capabilities. The Company's success depends in part on its ability to enhance existing products and introduce new technology products. This requires the Company to accurately predict future technology trends and preferences. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to respond effectively and timely to such changes.

         The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

ITEM 3.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this Form 10-QSB, the Company made an evaluation, under the supervision and with participation of the Company's management, including the Company's Interim Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Interim Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10Q.

         There has been no significant change in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is in a legal proceeding with a competitor which resulted in a judgment in favor of the Company in July 2003.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     31.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

     31.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

     32.1   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACCUIMAGE DIAGNOSTICS CORP.

August 22, 2003

                                           By:  /S/  DR. C. ALLEN WALL
                                           ----------------------------------
                                                Dr. C. Allen Wall
                                                Interim Chief Executive Officer