Form 10KSB
period 2003-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2003-12-31
CIK 1089799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended  September 30, 2003.
[ ] Transition report under section 13 or 15(d) of the  Securities  Exchange Act
    of 1934 for the  transition period from            to                     .

Commission file number: 000-26555

                           ACCUIMAGE DIAGNOSTICS CORP.
                 (Name of Small Business Issuer in its Charter)

                    Nevada                                   33-0713615
_____________________________________________    _______________________________
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  Number)

510 Grandview Drive, South San Francisco, California                  94080-4920
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended September 30, 2003: $1,354,498

As of December 8, 2004 there were 48,336,295 shares of common stock, $0.001 par value, outstanding.

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

         The Company records a product warranty reserve. This reserve, which was approximately 7% of hardware and software only sales for fiscal 2001, was $150,000 at September 30, 2001. The warranty reserve was $25,000 and $50,000 for the fiscal year ended September 30, 2003 and 2002. The warranty reserve was reduced by $100,000 then $25,000 from the prior fiscal year's reserve primarily to the negligible warranty service claims during fiscal year 2002 and 2003. Management reviews costs attributable to warranty support. All new systems are sold with one year's service and support included. The sale of extended support contracts to its existing customers is a new undertaking for the Company.

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

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

         During the last two fiscal years the Company has engaged in extensive research and development activities. The Company spent approximately $525,000, $714,000, and $548,000 on such research and development in 2003, 2002, and 2001, respectively. The increase in R&D was necessary to augment or enhance existing product offerings.

PERSONNEL

         The Company currently has five full-time employees. Although the Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, the Company's ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task.

HISTORICAL OPERATING LOSSES

         For the fiscal year ended September 30, 2003, the Company posted a higher operating loss due to a decrease in sales offset by a decrease in operating expenses relating to administrative costs.

         For the fiscal year ended September 30, 2002, the Company had posted an operating loss due to decreased revenues as well as increased operating expenses relating to expanded R&D and administrative expenses.

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

CAPITAL REQUIREMENTS

         In the first quarter of fiscal year ending September 30, 2004, additional capital of $1 million was infused into the company with issuance of stock. Additionally, a loan in the amount of $1 million at probable terms and conditions replaced all prior loans leaving the balance sheet devoid of long term notes payable.

         On December 10, 2001, the Company entered into a Stock Purchase Agreement with several investors pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,000,000 in cash through a private equity offering of 11,904,761 shares of restricted Common Stock. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to
Section 4(2) thereof. The Company anticipated that the influx of capital from this financing would meet its capital requirements for the next fiscal year.

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

DEPENDENCE ON MAJOR CUSTOMERS SEPTEMBER 30, 2003, ETC.

         For the fiscal year ended September 30, 2003, sales to GE-Imatron were minimal and accounted for 4% of the Company's revenue, a significant reduction from the prior fiscal year's share of 35%, even though total revenues increased 56% over the prior fiscal year.

         During this fiscal year, the Company entered into a supply agreement with AmeriScan, a major provider of CT and MRI imaging services. AmeriScan was founded and operated by Dr. Craig Bittner, who has been a leader in the development of expanded applications for CT scanning and the detection of early disease. AmeriScan filed bankruptcy at the end of fiscal year ending September 30, 2003.

NEED FOR ADDITIONAL PERSONNEL

         The company underwent reorganization of staff in fiscal year ending September 30, 2003. This downsizing has resulted in reduction of corporate business during latter part of fiscal year ending September 30, 2003.

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

SUBSEQUENT DEVELOPMENTS

         During the First Quarter of fiscal year 2004, the Company received $2 million in equity investment and loan from a new investor.

ITEM 2.  DESCRIPTION OF  PROPERTY

         The Company's principal office is located at 510 Grandview Drive, South San Francisco, California 94080. The property is a suite of approximately 1,500 square feet. The property is leased from an unaffiliated third party for a period of one and one-half years ending January 2005. Monthly rental payments decreased to $1,035 beginning in August 2003.

         The lease on the Company's previous principal office, 400 Oyster Point Blvd., #114, South San Francisco, was terminated effective August 1, 2003.

         Sublease income from the lease located at 384 Oyster Point Boulevard terminated in May 2003.

         The Company maintains tenant fire and casualty insurance on its property leased in an amount deemed adequate by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to the vote of security holders during the fiscal year ended September 30, 2003.

PART II

ITEM 5.  MARKET FOR COMMON  EQUITY AND RELATED  STOCKHOLDER  MATTERS

         (A)  MARKET INFORMATION

         The Company's common stock is currently traded on the NASD OTC Bulletin Board under the symbol "AIDP". Beginning August 1999, the Company's stock was traded on the National Quotation Bureau's Pink Sheets. Before August 1999, it was trading on the OTC Bulletin Board. The price range of high and low sale price of the Company's common stock for the periods shown is set forth below:



               PERIOD                   HIGH              LOW

         10/01/02 - 12/31/02           0.1250             0.0800
         01/01/03 - 03/31/03           0.0800             0.0040
         04/01/03 - 06/30/03           0.0800             0.0400
         07/01/03 - 09/30/03           0.0700             0.0400
         07/01/02 - 09/30/02           0.3000             0.1400
         04/01/02 - 06/30/02           0.3300             0.2400
         01/01/02 - 03/31/02           0.2500             0.1400
         10/01/01 - 12/31/01           0.4000             0.1200
         07/01/01 - 09/30/01           0.6000             0.1500
         04/01/01 - 06/30/01           0.6880             0.3400
         01/01/01 - 03/31/01           1.0310             0.4380
         10/01/00 - 12/31/00           0.8750             0.4060
         07/01/00 - 09/30/00           1.2000             0.9000
         04/01/00 - 06/30/00           1.2500             0.9000
         01/01/00 - 03/31/00           1.1250             0.2000
         10/01/99 - 12/31/99           1.1250             0.1250

         (B)  STOCKHOLDERS

         As of September 30, 2003, there were approximately 95 shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

         The Company's fiscal year end falls on September 30th, and references to 2003, 2002, and 2001 discussed below refer to the years ending September 30, 2003, 2002, and 2001, respectively.

REVENUE

         In fiscal year 2003, total revenue decreased 59% to $1,354,498 compared with $3,284,611 in the prior fiscal year 2002. This decrease was primarily due to a significant decrease in sales to customer including GE-Imatron. Sales to GE-Imatron, Inc. decreased to $40,000 in 2003 compared to $1,133,059 in 2002. In 2001, the percentage of the Company's total sales made to GE-Imatron decreased to 4% of total sales, compared to 35% of total sales in 2002. The Company has continued to broaden its domestic customer base. Revenues in fiscal year 2001 were $2,112,794. The Company expects revenue growth in fiscal year 2004, although this is a forward-looking statement and actual results could vary materially from Company expectations.

GROSS MARGIN

         The gross margin percentage increased to 81% in 2002 from 88% in 2001. The increase in gross margin resulted in part from an emphasis on higher value software components offered as options with the Company's basic products. Gross margin percentage due to lower sales of hardware has lower profit margins than software.

OPERATING EXPENSES

         Operating expenses in 2003 were $2,603,459, which is a decrease of 25%, from the 2002 expenses of $3,477,675. The decrease was primarily due to a decrease of $408,000 in employee salaries and related expenses from the previous year. Headcount was decreased to five from twenty in the previous year primarily in the administration and sales groups. Professional consulting fees expense decreased by $142,000 from the previous year primarily as a result of an increase in R&D headcount.

SALES AND MARKETING

         The Company's sales and marketing expenses were approximately $270,000 and $460,000 in 2003, and 2002, respectively. The sales and marketing expense decrease from the previous fiscal year was primarily due to decreased presence at conferences and trade shows, and promotional printing and expenses. The Company decreased spending on brochures and other promotional materials. The Company expects sales and marketing costs to remain consistent in the next fiscal year. This forward-looking statement will be influenced by the actual sales levels attained by the Company's sales force.

RESEARCH AND DEVELOPMENT

         The Company's research and development spending was approximately $525,000, $714,000, and $548,000 in 2003, 2002, and 2001, respectively, primarily on personnel salaries, related expenses and consultants fees. The fiscal year 2003 decrease of 26% over the prior fiscal year was due to salary and consulting expense. The Company anticipates that software development costs will increase with further recruitment of software development expertise as warranted.

OPERATIONAL AND ADMINISTRATIVE

         Operational and administrative expenses, comprised of general and administrative costs, legal and accounting fees, rent and other operating costs, were approximately $477,000, $791,000, and $661,000 in 2003, 2002, and 2001,
respectively. This decrease was primarily due to decreased patent and related expenses, recruitment expenses, and accounting fees. This was a result of the Company's focus on cost-saving measures. The Company believes that operational and administrative costs will increase in the future if the Company successfully recruits new staff and management and augments its ability to support present and future customers with additional technical support staff.

RESULTS OF OPERATIONS

         The significantly decreased revenues, of 59% and a decrease of 25%, in operating expenses resulted in a higher operating loss of $906,389 in 2002 than in the prior fiscal year. The Company had net operating loss of $605,432 in 2002 and had net operating loss of $1,132,020 in 2001.

         The operating loss for the fiscal year ended September 30, 2003 includes a $300,000 one-time write-down of the Company's investment in MDiagnostics (formerly AHS); see footnote 4 in the financials for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2003, the Company held accounts receivable of $112,170. Accounts receivable are generally kept current through punctual collections efforts, which will continue into the next fiscal year.

         For the next fiscal year ending September 30, 2004, the Company anticipates that cash requirements will be met by a combination of private equity financing and operational income from increasing revenues.

FOREIGN CURRENCY TRANSACTIONS

         All the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the fiscal years 2003, 2002, and 2001 were approximately $123,000, $135,000, and $58,000, respectively.

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

ITEM 7.  FINANCIAL STATEMENTS




                        ACCUIMAGE DIAGNOSTICS CORPORATION

                              FINANCIAL STATEMENTS

                WITH REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

                           SEPTEMBER 30, 2003 AND 2002

                        ACCUIMAGE DIAGNOSTICS CORPORATION

                              FINANCIAL STATEMENTS

                WITH REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

                           SEPTEMBER 30, 2003 AND 2002



Report of Independent Certified Public Accountants                    F-1

Balance Sheets                                                        F-2

Statements of Operations                                              F-3

Statements of Stockholders' Equity (Deficit)                          F-4

Statements of Cash Flows                                              F-5

Notes to the Financial Statements                                     F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of AccuImage Diagnostics Corporation

         In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of AccuImage Diagnostics Corporation at September 30, 2003 and 2002 and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California

December 8, 2003


                   ACCUIMAGE DIAGNOSTICS CORPORATION
                             BALANCE SHEET


                                     ASSETS
                                                                                          September 30
                                                                         -------------------------------------------
                                                                                  2003                   2002
                                                                         --------------------   --------------------
Current assets:
    Cash and cash equivalents                                            $                 -    $           231,843
    Accounts receivable, net of allowance of $50,000 and
      $18,338, respectively.                                                         112,170                330,062
    Other receivable, net                                                             50,000                      -
    Inventory                                                                         49,193                106,047
    Prepaid expenses and other assets                                                  9,091                 74,069
                                                                         --------------------   --------------------
Total current assets                                                                 220,454                742,021
                                                                         --------------------   --------------------
Property and equipment, net of accumulated depreciation
      and amortization                                                                45,412                 52,759
                                                                         --------------------   --------------------

Investments and other assets:
    Deposits                                                                           9,993                 15,067
    Goodwill, net                                                                    309,063                309,063
    Other intangible assets, net                                                       4,393                 16,969
    Investment, net                                                                        -                300,000
                                                                         --------------------   --------------------
Total investments and other assets                                                   323,449                641,099
                                                                         --------------------   --------------------
                                                                         $           589,315    $         1,435,879
                                                                         ====================   ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable to stockholders                                        $           762,600    $                 -
    Accounts payable                                                                 250,730                208,541
    Accrued liabilities                                                              299,010                185,297
    Product warranty reserve                                                          25,000                 50,000
    Deferred revenue                                                                  37,000                      -
                                                                         --------------------   --------------------
Total current liabilities                                                          1,374,340                443,838
                                                                         --------------------   --------------------

Long-term notes payable to stockholders                                                    -                250,000
                                                                         --------------------   --------------------

Commitments and contingencies (Notes 11 and 13)                                            -                      -
                                                                         --------------------   --------------------

Stockholders' equity (deficit):
    Preferred shares - $0.001 par value; 10,000,000                                        -                      -
      shares authorized; none issued or outstanding
    Common shares - $0.001 par value; 50,000,000                                      22,887                 22,887
      authorized; 22,886,295 issued and outstanding
    Paid-in-capital                                                                3,488,348              3,488,348
    Accumulated deficit                                                           (4,296,260)            (2,769,194)
                                                                         --------------------   --------------------
Total stockholders' equity (deficit)                                                (785,025)               742,041
                                                                         --------------------   --------------------

                                                                         $           589,315    $         1,435,879
                                                                         ====================   ====================


   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF OPERATIONS




                                                            Fiscal years ended September 30
                                                        -----------------------------------------
                                                               2003                  2002
                                                        ------------------   --------------------

Sales                                                   $       1,354,498    $         3,284,611
Cost of sales                                                     262,860                412,368
                                                        ------------------   --------------------

      Gross profit                                              1,091,638              2,872,243
                                                        ------------------   --------------------

Operating expenses:
    Salaries and wages                                          1,351,435              1,759,784
    Loss on investment                                            300,000                200,000
    Marketing and promotion                                       270,361                464,487
    General and administrative expenses                           190,152                308,157
    Legal and accounting                                          156,518                161,461
    Employee benefits                                             120,984                133,534
    Rent                                                           84,935                135,346
    Bad debts                                                      56,194                 25,697
    Professional consulting                                        45,643                187,665
    Depreciation and amortization                                  27,237                101,544
                                                        ------------------   --------------------
Total operating expenses                                        2,603,459              3,477,675
                                                        ------------------   --------------------

      Operating loss                                           (1,511,821)              (605,432)
                                                        ------------------   --------------------
Other income (expense):
    Interest expense                                              (67,757)               (25,000)
    Lawsuit settlement                                             50,000                 (5,687)
    Interest and other income                                       3,312                 17,130
                                                        ------------------   --------------------
Total other income (expense)                                      (14,445)               (13,557)
                                                        ------------------   --------------------

      Loss before income taxes                                 (1,526,266)              (618,989)

Provision for income taxes                                            800                    800
                                                        ------------------   --------------------

      Net loss                                          $      (1,527,066)   $          (619,789)
                                                        ==================   ====================
Loss per share:
    Basic and diluted                                   $           (0.07)   $             (0.03)
                                                        ==================   ====================

Weighted average shares outstanding:
    Basic and diluted                                          22,886,295             20,603,190
                                                        ==================   ====================


   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                              Common stock
                                      ------------------------------     Paid-in            Accumulated
                                        Shares          Amount           capital              deficit              Total
                                      -------------  ---------------  ----------------  ------------------  -----------------

Balance at September 30, 2001           10,981,534   $       10,982   $     2,500,253   $      (2,149,405)  $        361,830

Common stock issued for cash            11,904,761           11,905           988,095                   -          1,000,000

Net loss                                         -                -                 -            (619,789)          (619,789)
                                      -------------  ---------------  ----------------  ------------------  -----------------

Balance at September 30, 2002           22,886,295           22,887         3,488,348          (2,769,194)           742,041

Net loss                                         -                -                 -          (1,527,066)        (1,527,066)
                                      -------------  ---------------  ----------------  ------------------  -----------------

Balance at September 30, 2003           22,886,295   $       22,887   $     3,488,348   $      (4,296,260)  $       (785,025)
                                      =============  ===============  ================  ==================  ==================


   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                                Fiscal years ended September 30
                                                                             ----------------------------------------
                                                                                     2003                2002
                                                                             -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $      (1,527,066)   $        (619,789)
    Items not requiring the current use of cash:
      Depreciation and amortization                                                     23,241              101,544
      Warranty reserve                                                                 (25,000)            (100,714)
      Loss on investment                                                               300,000              200,000
      Changes in operating assets and liabilities:
      Accounts receivable, net                                                         217,892              (95,187)
      Inventory                                                                         56,854              (11,963)
      Other  receivable                                                                (50,000)              (8,179)
      Prepaid assets                                                                    64,978              (35,825)
      Deposits                                                                           5,074                3,668
      Other assets                                                                           -               15,075
      Accounts payable                                                                  42,189              138,660
      Accrued expenses                                                                 113,713              (68,829)
      Deferred revenue                                                                  37,000             (312,100)
                                                                             -------------------  -------------------
Cash used for operating activities                                                    (741,125)            (793,639)
                                                                             -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                                (3,318)             (25,940)
                                                                             -------------------  -------------------
Cash used for investing activities                                                      (3,318)             (25,940)
                                                                             -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable to stockholders                                        512,600                    -
    Issuance of common stock                                                                 -            1,000,000
                                                                             -------------------  -------------------
Cash provided by financing activities                                                  512,600            1,000,000
                                                                             -------------------  -------------------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                 (231,843)             180,421

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF FISCAL YEAR                                                                    231,843               51,422
                                                                             -------------------  -------------------

CASH AND CASH EQUIVALENTS AT END
    OF FISCAL YEAR                                                           $               -    $         231,843
                                                                             ===================  ===================

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid                                                        $             800    $               -
                                                                             ===================  ===================
    Interest paid during the fiscal year                                     $               -    $          25,000
                                                                             ===================  ===================


   The accompanying notes are an integral part of these financial statements.

                       ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



1)       ORGANIZATION AND OPERATIONS

The Company was organized on February 2, 1990, under the laws of the state of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, the Company changed its name to AccuImage Diagnostics Corporation (the "Company").

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

BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis. The Company has reported net operating losses for the past two fiscal years. Management plans to achieve profitability in the fiscal year ending September 30, 2004 by generating higher revenue and controlling costs and expenses.

During the first quarter of fiscal 2004, the Company raised $2 million in additional debt and equity from a new investor (see Note 18) .

2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies is as follows:

BASIS OF ACCOUNTING

The Company presents its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

CASH EQUIVALENTS

The Company considers all highly liquid securities purchased with maturities of three months or less to be cash equivalents.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

The estimated useful lives of property and equipment are as follows:

                  Leasehold improvements                 3-7 years
                  Computers and equipment                3-5 years
                  Furniture and fixtures                 5-7 years
                  Software                               3-5 years

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill resulting from the acquisition of AccuImage, Inc. (see Note 1) and other intangible assets (software and intellectual property licenses) are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally five to ten years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets." In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value-based test. Accordingly, no goodwill amortization was recognized during the fiscal year ended September 30, 2003. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the fourth quarter of 2003, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


WARRANTY RESERVE

Based on historical costs, sales agreements, and product sales, the Company maintains a warranty reserve to cover anticipated warranty costs related to software sold. This reserve is continually compared to actual costs by management and revised as necessary.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible accounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $50,000 and $18,383 at September 30, 2003, and 2002, respectively.

REVENUE RECOGNITION

The Company's revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from support, education and consulting services provided to end users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company's balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue
Recognition," as amended. SOP 97-2, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101, "Revenue Recognition." Hardware transactions represented 4.4% of the Company's total net sales in fiscal 2001, 3.9% in fiscal 2002 and 3.4% in fiscal 2003.

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been accepted, the fee is fixed or determinable, and collection of the resulting receivable is probable. Acceptance generally occurs when the product has been installed, training has occurred and the product is in clinical use at the customer site.

Fair values for the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, are based upon separate sales by the Company of these services to other customers. Payments received for maintenance

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for maintenance services, term software license agreements and warranties comprise the main components of deferred revenue.

DEFERRED REVENUE

Deferred revenue is primarily comprised of deferrals for recurring revenues for which maintenance services have not yet been rendered, and implementation consulting services for which the services have not yet been rendered.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Advertising expenses were $31,921 and $51,912 for the fiscal years ended September 30, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs related to both future and present products are charged to expense as incurred. Research and development costs amounted to approximately $525,000 and $714,000 for the fiscal years ended September 30, 2003 and 2002, respectively. Pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs related to software products are expensed as incurred until "technological feasibility" of the product has been established, at which point costs must begin to be capitalized. No software development costs have been capitalized, as technological feasibility has not been established.

INCOME TAXES

The Company uses the asset and liability method in accounting for deferred income taxes as prescribed by Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the carrying amount of the assets and liabilities for financial reporting and tax purposes at each fiscal year end. Valuation allowances are recorded when necessary to reduce deferred tax assets to an amount expected to be realized.

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. Based on borrowing rates currently available for loans with similar terms, the carrying values of notes payable approximates the fair values.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the fiscal years ended September 30, 2003 and 2002, options and warrants outstanding were excluded from the calculation since their effect was antidilutive. The total options and warrants outstanding at September 30, 2003 and 2002 were 3,925,834 and 5,318,354, respectively.

STOCK-BASED COMPENSATION

The Company accounts for its stock based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. Such reclassifications have had no effect on net income or gross margin as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including interim periods. As the Company accounts for multiple element arrangements under the higher-level authoritative literature of SOP No. 97-2, as amended, the adoption of EITF Issue No. 00-21 has had no material impact on the Company's financial position or on its results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities,

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB released for public comment a proposed exposure draft clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. If approved, the exposure draft would apply to financial statements for the first period ending after December 15, 2003. The Company expects that the adoption of FIN 46 will have no material impact on the Company's financial position or on its results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or on its results of operations.

3)       RELATED PARTY TRANSACTIONS

In fiscal year ended September 30, 2002, Leon Kaufman, former President and CEO, advanced $50,000 to the Company. The terms of the note payable required the Company to repay $25,000 within seven days after the Company completed its equity investment in AHS, Inc. (see Note 4), and $25,000 is due June 30, 2005. The note payable bears an interest rate of 10% per annum. This note was repaid in October 2003 (see Note 18).

In August 2001, two stockholders advanced $450,000 to the Company. The notes payable bear an interest rate of 10% per annum. The terms of the notes payable required the Company to repay $225,000 within seven days after the Company completed its equity investment in AHS, Inc. (see Note 4), and $225,000 is due June 30, 2005. The Company repaid these stockholders $225,000 plus applicable interest in August 2001. The remaining balance was repaid in October 2003 (see
Note 18).

The Company has a 5% ownership interest in AHS, Inc. (see Note 4). Sales to AHS, Inc. for the fiscal years ended September 30, 2003 and 2002 were $17,000 and $326,000, respectively.

Dr. Hirsch Handmaker, a former director of the Company, is Chairman and Acting CEO of VirtuRad.com, LLC ("VirtuRad"). On March 1, 2002, the Company entered into a contract with VirtuRad to provide AccuStitch software which is to be used in conjunction with VirtuRad products that are sold and/or distributed by VirtuRad to VirtuRad customers. The Company had $10,000 in sales to VirtuRad for the fiscal year ended September 30, 2003.

The Company has an agreement under which GE-Imatron, Inc., a related party, is an exclusive distributor of the Company's products to certain customers (see
Note 11).

As of September 30, 2003, the Company was owed $21,746 for sales to a related party. As of September 30, 2002, the Company was owed $10,715 for sales to two related parties.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4)       INVESTMENT IN AHS, INC.

During fiscal 2002, The Company concluded a strategic investment for the promotion of its business and strategic objectives. In July 2001, the Company purchased 500,000 shares of series A preferred stock at $1.00 per share (representing a non-dilutive 5% ownership interest) of American Health Scan, Inc. ("AHS"), which provides cardiac and cancer screening services.

In December 2002, AHS merged with MDiagnostics, Inc. The Company's investment in AHS was exchanged for 190,846 shares of Class A non-voting common stock in MDiagnostics, Inc., representing an ownership interest of approximately 2%. The Company's investment was considered other than temporarily impaired and a loss of $200,000 on the investment was recognized in the fiscal year ended September 30, 2002. An additional loss of $300,000 on the investment was recognized in the fiscal year ended September 30, 2003.

5)       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                     September 30
                                        ---------------------------------------
                                              2003                  2002
                                        ------------------    -----------------

      Computers and equipment           $         75,979      $       104,733
      Furniture and fixtures                      72,304               37,418
      Software                                    37,912               37,912
      Leasehold improvements                           -                2,814
                                        ------------------    -----------------
                                                 186,195              182,877
      Less - accumulated depreciation
         and amortization                        140,783              130,118
                                        ------------------    -----------------

                                        $         45,412      $        52,759
                                           ================== =================

Depreciation and amortization expense for the fiscal years ended September 30, 2003 and 2002 was $10,665 and $22,857, respectively.

6)       OTHER RECEIVABLE

During fiscal 2003 the Company entered into a legal settlement with a competitor under which the Company is to be paid $250,000 in quarterly installments of $25,000 over the next three years. Since the collectablility of this receivable is uncertain a reserve has been set up and only $50,000 of this settlement has been recognized as other income in fiscal 2003. The balance will be recognized when collectability is reasonably assured.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



7)       GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

                                                            September 30
                                                -------------------------------------
                                                     2003                 2002
                                                ----------------    -----------------

      Goodwill                                  $       309,063     $         618,140
      Less - accumulated amortization                         -               309,077
                                                ---------------     -----------------

                                                $       309,063     $         309,063
                                                ===============     =================


      AccuImage software                        $       125,716     $         125,716
      Other license fees                                 15,200                15,200
                                                ---------------     -----------------
                                                        140,916               140,916
      Less - accumulated amortization                   136,523               123,947
                                                ---------------     -----------------

                                                $         4,393     $          16,969
                                                ===============     =================

Goodwill amortization expense for the fiscal years ended September 30, 2003 and 2002 amounted to $0 and $61,814, respectively. Amortization of other intangibles for the fiscal years ended September 30, 2003 and 2002 was $12,576 and $14,633, respectively.

ACCUIMAGE SOFTWARE

On September 30, 1997, the Company acquired AccuImage Inc., which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

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

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8)       ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                    September 30
                                         ------------------------------------
                                               2003                2002
                                         -----------------    ---------------
        Accrued vacation                 $        40,000      $       77,845
        Audit fees                                20,000              30,000
        Cash overdraft                             2,403                   -
        Commission                                 8,730              28,704
        Consulting fees                          111,366              17,288
        Customer deposits                         23,000                   -
        Interest-notes payable                    63,593               6,250
        Other expenses                            29,918              25,159
                                         -----------------    ---------------

                                         $       299,010      $      185,297
                                         =================    ===============

9)       NOTES PAYABLE

In fiscal 2001 the Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. The Company repaid the unsecured portion of the notes in the amount of $250,000 in August 2001. The unpaid balances on the notes amounted to $250,000 as of September 30, 2003 and 2002, which represents the secured long-term portion of the notes due on June 30, 2005. All of the notes plus accrued interest were repaid in October 2003 (see Note 18). The Company assigned its rights to the stock in AHS as security to the note holders (see Note 4).

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

In  fiscal  2003  the  Company   borrowed  an  additional   $512,600  from  four
stockholders at 10% interest. All of the notes were short term notes, and were repaid in October 2003 with funds from a new investor (see Note 18).

Interest expense on all notes payable for the fiscal years ended September 30, 2003 and 2002 was $67,757 and $6,730, respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


10)      STOCKHOLDERS' EQUITY

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

A summary of the Company's outstanding warrants is presented below:

                                                                   Average
                                                                   exercise       Expiration
      Issued during fiscal year ended:             Shares           price            date
      ---------------------------------------   --------------    -----------    -------------

      September 30, 1999                              930,000     $      1.00        9/30/2004
      September 30, 2000                            1,183,334     $      1.50        9/30/2005
                                                --------------    -----------

      Outstanding at September 30, 2003             2,113,334     $      1.28
                                                ==============    ===========

During the first quarter of fiscal 2004, the Company raised an additional $1 million in equity from a new investor (see Note 18).

11)      PRODUCT DEVELOPMENT, DISTRIBUTION, AND WARRANTY SUPPORT AGREEMENTS

On September 10, 2001, the Company entered into an agreement with GE-Imatron, Inc. that replaces all prior and existing agreements, contracts, and relationships between the Company and GE-Imatron, Inc. The Company has agreed to maintain appropriate internal quality and test procedures relating to manufacture and test of workstations delivered to GE-Imatron, Inc, and to carry installed base responsibilities as required by regulatory authorities for equipment and software sold by GE-Imatron, Inc. The Company is to provide GE-Imatron, Inc. full software suites and production hardlock dongles free of charge for demonstration and training purposes and agreed to maintain compliance with all applicable Food and Drug Administration (FDA) regulations and any other compliance requirements.

GE-Imatron, Inc. has agreed to be the exclusive distributor of the Company products to new Electron Beam Tomography ("EBT") customers in the United States and abroad and will not provide confidential information to third parties that are competitors to the Company.

The Company has agreed to utilize GE-Imatron, Inc as its provider of on-site corrective maintenance, warranty and customer support for workstations that the Company sold with GE-Imatron EBT scanners. GE-Imatron, Inc will provide on-site applications training and installation; and the Company will provide GE-Imatron, Inc. technical specialists and bug-related software free of charge. The Company's costs of providing this service have been minimal and are included in product warranty reserve.

On December 19, 2001, Imatron, Inc. was acquired by General Electric Company - Medical Systems Division.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


12)      CONCENTRATIONS

The Company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies that are in the business of manufacturing and selling medical equipment and devices.

The Company derived $50,920 and $1,133,059 in revenues from GE-Imatron, Inc. during the years ended September 30, 2003 and 2002, respectively. Revenue from GE-Imatron, Inc. represented approximately 4% and 35% of the total revenue generated by AccuImage Diagnostics Corporation for the fiscal years ended September 30, 2003 and 2002, respectively.

The Company derived $654,600 and $152,000 in revenues from AmeriScan during the fiscal years ended September 30, 2003 and 2002, respectively, which represent approximately 50% and 5% of the total revenue generated by the Company. AmeriScan filed for bankruptcy in 2003.

The Company sells its products to distributors and customers throughout the United States. At September 30, 2003, three customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 81% of the total accounts receivable in aggregate. At September 30, 2002, two customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 57% of total accounts receivable in aggregate.

13)      COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in such litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.

EMPLOYMENT AND CONSULTING AGREEMENTS

During fiscal 2003, the Company concluded employment agreements with its former Chief Executive Officer, Vice President of Operations, and Vice President of Finance, since these individuals are no longer with the Company.

During fiscal 2003 the Company entered into various employment and consulting agreements that provide for issuance of the Company's stock in exchange for services rendered to the Company. These agreements relate primarily to services rendered in connection with product development, sales and technical support. The Company has recorded a liability in the accompanying financial statements for fiscal 2003 based on the fair value of these services.

LEASES

On June 20, 2001, the Company entered into a two-and-a-half-year operating lease agreement for its new headquarters/operating facility located at 400 Grandview Drive in South San Francisco, CA. The commencement date of the lease was June 20, 2001. The Company paid a fee to cancel this lease in fiscal 2003 and entered into a new lease on August 1, 2003 for its new headquarters in South San Francisco. The new lease is a one-and-a half year operating lease with monthly payments of $1,035.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


On August 31, 2000, the Company entered into a three-year operating lease agreement for its second operating facility located at 384 Oyster Point Blvd in South San Francisco, CA with Shelton International Holdings, Inc., a Hawaii corporation. The commencement date of the lease is November 1, 2000, and the expiration date is October 31, 2003. On June 22, 2001, the Company entered into a sublease agreement with SWA Computers for its facility located at 384 Oyster Point Blvd in South San Francisco, CA. The sublease calls for monthly rental payments of $2,873 in fiscal year 2001 and expires on October 31, 2003.

Total rent expense, net of sublease income, was $84,935 and $143,330 for the fiscal years ended on September 30, 2003 and 2002, respectively.

Minimum rental commitments under this operating lease agreements, net of sub-lease payments received, are as follows:

                     Fiscal year ended
                       September 30
                     -------------------

                           2004                  $        12,600
                           2005                            4,200
                                                 ---------------
                           Total                          16,800
                                                 ===============

14)      STOCK OPTION PLAN

During fiscal 1997, Company adapted a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock.

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

NSOs may be granted to any eligible participant. The purchase price shall not be less than 85% of the Fair Market Value of the shares at the time except that when the grantee owns more than 10% of the voting power of all classes of stock at the time of grant, the price is to be 110% of the Fair Market Value of the shares at the time of the grant. No NSO shall be exercisable more than ten (10) years from the date of grant.

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

                                      Fiscal years ended September 30
                                 -------------------------------------------
                                        2003                   2002
                                 -------------------    -------------------

         Net income (loss):
                As reported       $     (1,527,066)     $         (619,789)
                Pro forma         $     (1,604,607)     $         (893,389)

         Basic and diluted earnings (loss) per common share:
                As reported       $          (0.07)     $            (0.03)
                Pro forma         $          (0.07)     $            (0.04)

Options are granted at prices equal to the current market value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 - dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 1.50%, and expected life of 5 years; 2002 - dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 1.60%, and expected life of 5 years.

A summary of Stock Option Plan activity is as follows:


                                                Fiscal years ended September 30
                                      -----------------------------------------------------
                                                2003                        2002
                                      -------------------------   -------------------------
                                       Number       Weighted        Number       Weighted
                                                    average                      average
                                         of         exercise          of         exercise
                                       options        price        options         price
                                      ----------    -----------   -----------    ----------
Outstanding at beginning of fiscal    3,205,020     $    0.51     2,140,000      $    0.51
   year
Granted                                 375,000          0.20     1,470,020           0.20
Exercised                                     -             -             -              -
Forfeited/cancelled                  (1,767,520)        0.375      (405,000)          0.42
                                      ----------    -----------   -----------    ----------
Outstanding at end of fiscal year     1,812,500     $    0.28     3,205,020      $    0.38
                                      ==========    ===========   ===========    ==========

Options exercisable at fiscal year      772,813                     885,025
   end
                                      ==========                  ===========
Weighted average fair value of
   options granted during the
   fiscal year                        $  0.22                     $   0.19
                                      ==========                  ===========


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

The following table summarizes information about the stock options outstanding at September 30, 2003:


                  ----------------------------------------------------------------------------------------
                                  Options Outstanding                         Options Exercisable
                  ------------------------------------------------------ ----------------------------------

                         Number            Weighted
                      Outstanding           Average        Weighted           Number            Weighted
                         as of             Remaining        Average         Exercisable          Average
    Range of         September 30,        Contractual      Exercise           as of             Exercise
Exercise Prices           2003                Life           Price       September 30, 2003       Price
----------------- -------------------- ------------------ -------------- ------------------- -------------
     $0.04                  375,000              10.00    $       0.04                    -
     $0.17                  600,000               9.00    $       0.17              150,000   $       0.17
     $0.24                  237,500               8.54    $       0.24               98,438   $       0.24
     $0.38                  250,000               4.50    $       0.38              250,000   $       0.38
     $0.50                   55,000               6.01    $       0.50               45,625   $       0.50
     $0.60                  150,000               7.58    $       0.60               93,750   $       0.60
     $0.64                   40,000               7.06    $       0.60               30,000   $       0.60
     $0.88                   30,000               6.23    $       0.88               30,000   $       0.88
     $1.03                   75,000               6.48    $       1.03               75,000   $       1.03
                  -------------------- ----------------------------------------------------  -------------

                          1,812,500               8.12    $       0.28              772,813   $      0.448
                  ==================== ====================================================  =============

The exercise period for the options is for 10 years from the date of the grant, and vesting over a 4-year period.

15)      FOREIGN SALES

The Company has earned revenue from sources outside the United States. All sales are payable in US dollars. Total foreign sales were $123,000 and $134,560 for the fiscal years ended September 30, 2003 and 2002, respectively.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


16)      INCOME TAXES

In fiscal years ended September 30, 2003 and 2002, the Company's only income tax expense was the California minimum payment of $800.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes is as follows:

                                                  Fiscal year ended September 30
                                               ---------------------------------
                                                    2003             2002
                                               ----------------  ---------------

    Income tax provision (benefit) computed
       at federal statutory rate                       (34.00%)        (34.00%)
    State, net of federal benefits                      (5.83%)         (5.83%)
                                               ----------------  ---------------

    Net operating loss                                  39.82%          39.82%
                                               ----------------  ---------------

    Effective tax rate                                   0.01%           0.01%
                                               ================  ===============

Deferred tax assets, net, consist of the following (in thousands):

                                                       September 30
                                             --------------------------------
                                                 2003               2002
                                             ---------------- ---------------

Deferred tax asset:
           Net operating loss
             carryforwards                   $      1,400     $         950
           Allowance for warranty costs                12                20
           Depreciation/amortization                   10                30
           Other accruals and allowances               50                80
                                             --------------------------------
                                                    1,472             1,080

Valuation allowance                                (1,472)           (1,080)
                                             --------------------------------

Net deferred tax asset                       $          -     $       -
                                             ================ ===============

At September 30, 2003, the Company has approximately $2.3 million and $1.6 million in net operating loss carryforwards which are available to offset future federal and state income taxes, and expire beginning 2018 and 2008. Certain provisions of the 1986 Tax Reform Act may limit the use of the Company's net operating loss carryforwards upon a change of ownership under Section 382 of the Internal Revenue Code.

The Company has elected to reserve fully the benefit of tax carryforwards until such time as it is able to reasonably expect to realize those benefits.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


17)      RETIREMENT PLAN

The Company sponsors a SIMPLE IRA Plan to provide retirement benefits for its employees who meet the eligibility requirements. Employees may contribute a certain percentage of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service, $7,500 and $7,000 for calendar years 2003 and 2002, respectively. The Company makes a 3% matching contribution based on each employee's annual compensation. Employees' right to both elective and matching contributions are immediately vested.

Company matching contributions to the Plan totaled $0 and $20,744 for the fiscal years ended September 30, 2003 and 2002, respectively.

18)      SUBSEQUENT EVENTS

During October 2003 the Company received a $2 million loan and equity investment from a new investor. $1 million was received in exchange for approximately 25 million shares of the Company's common stock, and $1 million was received in exchange for a one year note payable. The note bears interest at 5% per annum. The funds were used to pay the notes payable to stockholder plus accrued interest totaling $831,000 (see Note 3) and to provide working capital.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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

                                      ACCUIMAGE DIAGNOSTICS CORP.


  Date: December 12, 2003             By: /s/ DR. C. ALLEN WALL
                                      __________________________________________
                                      C. Allen Wall, Chief Executive Officer and
                                      Chairman of the Board



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ C. ALLEN WALL                                            December 12, 2003
__________________________
    C. Allen Wall, MD
    Chairman of the Board



/s/ LOUIS KEARN                                              December 12, 2003
__________________________
    Louis Kearn, Ph.D.
    Director


/s/ JOHN C. KLOCK                                            December 12, 2003
__________________________
    John C. Klock, MD
    Director


/s/ JULIUS KREVANS                                           December 12, 2003
__________________________
    Julius Krevans, MD
    Director


/s/ CHRIS SHEPHERD                                           December 12, 2003
__________________________
    Chris Shepherd
    Director

                                INDEX TO EXHIBITS



 Exhibit No.                       Exhibit Name
 ___________                       ____________

     23.1 Consent of Odenberg Ullakko Muranishi & Company, LLP Independent Auditors

     31.1     Certification of Chief Executive Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

     31.2     Certification of Chief Financial Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

     32.1     Certification of Chief Executive Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     32.1     Certification of Chief Financial Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.