Form 10QSB
period 2003-12-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2004-03-16
CIK 1089799

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission file number: 000-26555

                             ______________________

                           ACCUIMAGE DIAGNOSTICS CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            NEVADA                                              33-0713615
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

                               510 GRANDVIEW DRIVE
                   SOUTH SAN FRANCISCO, CALIFORNIA 94080-4920
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (650) 875-0192
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ______________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of December 31, 2003 there were 48,336,295 shares of the Issuer's Common Stock outstanding, with a par value of $0.001. No shares of Preferred Stock are outstanding.

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

________________________________________________________________________________

________________________________________________________________________________

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

________________________________________________________________________________


                                                                           PAGE
PART I    FINANCIAL INFORMATION                                           NUMBER

ITEM 1.   Financial Statements:

          Balance Sheets (unaudited) as of December 31, 2003 and
              September 30, 2003                                              3

          Statements of Operations (unaudited) for the three months ended
              December 31, 2003 and 2002                                      4

          Statements of Cash Flows (unaudited) for the three months ended
              December 31, 2003 and 2002                                      5

          Notes to Financial Statements                                       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

ITEM 3.   Controls and Procedures                                            13

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  13

ITEM 2.   Changes in Securities and Use of Proceeds                          13

ITEM 3.   Defaults Upon Senior Securities                                    13

ITEM 4.   Submission of Matters to a Vote of Security Holders                13

ITEM 5.   Other Information                                                  13

ITEM 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15

________________________________________________________________________________
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
________________________________________________________________________________




                        ACCUIMAGE DIAGNOSTICS CORPORATION
                                 BALANCE SHEETS

                                                                              DECEMBER 31,         SEPTEMBER 30,
                                                                                  2003                   2003
                                                                              ____________         _____________
                                                                                (UNAUDITED)            (AUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                                  $   969,786          $        --
    Accounts receivable, net of allowance of $28,229 and                           236,966              112,170
    $50,000, respectively.
    Other receivable, net                                                           25,000               50,000
    Inventory                                                                       49,193               49,193
    Prepaid expenses and other current assets                                        2,273                9,091

                                                                               ___________          ___________
       Total current assets                                                      1,283,218              220,454

Property and equipment, net of accumulated depreciation and                         42,309               45,412
    amortization
Other assets
    Deposits                                                                         9,993                9,993
    Goodwill, net                                                                  309,063              309,063
    Other intangible assets, net                                                     4,027                4,393

                                                                               ___________          ___________
       Total other assets                                                          323,083              323,449
                                                                               ___________          ___________
                                                                               $ 1,648,610          $   589,315

                                                                               ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $   209,328          $   250,730
    Accrued liabilities                                                            169,517              299,010
    Product warranty reserve                                                        25,000               25,000
    Deferred revenue                                                               194,648               37,000
    Short-term note payable to an Officer of the Company                         1,008,219              762,600
                                                                               ___________          ___________
       Total current liabilities                                                 1,606,712            1,374,340

Shareholders' Equity (Deficit):
    Preferred Shares - $0.001 par value; 10,000,000 shares                              --                   --
       authorized; none issued or outstanding
    Common Shares - $0.001 par value; 50,000,000 authorized;                        48,337               22,887
       48,336,295 and 22,886,295 shares issued and
       outstanding on December 31, 2003 and September 30,
       2003, respectively
    Paid-in-capital                                                              4,496,899            3,488,348

    Accumulated deficit                                                         (4,503,338)         $(4,296,260)

                                                                               ___________          ___________
       Total shareholders' equity (deficit)                                         41,898             (785,025)

                                                                               ___________          ___________
                                                                               $ 1,648,610          $   589,315
                                                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                         ____________________________
                                            2003             2002
                                         ___________      ___________

Sales                                    $    86,981      $   745,283

Cost of sales                                    105          185,656

                                         ___________      ___________
Gross profit                                  86,876          559,627

Operating expenses:
   Research and development                  129,663          329,237

   Sales and marketing                        48,320          298,914

   General and administrative                107,662          316,442

                                         ___________      ___________
       Total operating expenses              285,645          944,593

                                         ___________      ___________
Operating loss                              (198,769)        (384,966)

Net interest expense and other                 8,309            6,350

                                         ___________      ___________
Net loss                                 $  (207,078)     $  (391,316)

                                         ===========      ===========
Basic and diluted net loss per share     $    (0.008)     $    (0.017)

                                         ===========      ===========
Weighted average shares outstanding

    Basic and diluted                     27,312,382       22,886,295
                                         ===========      ===========


The accompanying notes are an integral part of these financial statements.



                        ACCUIMAGE DIAGNOSTICS CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     _______________________________
                                                            2003          2002
                                                         __________     ________

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net cash used in operating activities         $ (277,833)    $(42,384)
                                                         __________     ________

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash used in investing activities         $       --     $ (6,134)
                                                         __________     ________

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net cash provided by financing activities     $1,247,619     $100,000
                                                         __________     ________

Net increase in cash and cash equivalents                   969,786       51,482

Cash and cash equivalents at beginning of period                 --      232,245

                                                         __________     ________
Cash and cash equivalents at end of period               $  969,786     $283,727
                                                         ==========     ========

SUPPLEMENTAL DISCLOSURE
    Cash paid during the period for interest             $   32,448     $     --

    Cash paid during the period for taxes                $      150     $     --


The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized on February 2, 1990, under the laws of the state of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, the Company changed its name to AccuImage Diagnostics Corporation (the "Company").

On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company acquired all of the outstanding shares of AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology, which the Company had been licensing. Subsequent to the exchange, AccuImage, Inc. was dissolved.

The Company is based in South San Francisco and is engaged in the development, marketing and sales of software used for medical data and interactive medical image visualization. The software, which runs on a personal computer, interprets images obtained from leading equipment manufacturers and imaging modalities (e.g., CT, MRI, and Ultrasound).

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

BASIS OF PRESENTATION

    In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 31, 2003 and September 30, 2003, and the results of its operations for the three months ended December 31, 2003 and 2002 and cash flows for the three months ended December 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented herein not misleading. It is suggested that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2003 Form 10-KSB filed December 31, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has reported net operating losses for this quarter and for the past three fiscal years. Management plans to achieve profitability in the fiscal year ending September 30, 2004 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for its products from the level experienced during fiscal year 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

Certain shareholders have agreed to provide additional financing if necessary. During the first quarter of fiscal 2004 the Company borrowed $1,000,000 from an officer of the Company (see Note 2).

USE OF ESTIMATES

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

REVENUE RECOGNITION

The Company's revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from support, education and consulting services provided to end-users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company's balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101, "Revenue Recognition."

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element, which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been accepted, the fee is fixed or determinable, and collection of the resulting receivable is probable. Acceptance generally occurs when the product has been installed, training has occurred and the product is in clinical use at the customer site.

Fair values for the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for maintenance services, term software license agreements and warranties comprise the main components of deferred revenue.

PRODUCT WARRANTY RESERVE

       Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides 1-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary. There were no changes in the Company's warranty reserve during the three months ended December 31, 2003.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivable are presented net of an allowance for doubtful accounts of $28,229 and $50,000 at December 31, 2003 and September 30, 2003, respectively.

RECOVERABILITY OF LONG LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three months ended December 31, 2003, options and warrants outstanding were excluded from the calculation since their effect was antidilutive. The total options and warrants outstanding at December 31, 2003 and 2002 were 4,925,834 and 3,925,834, respectively.

STOCK BASED COMPENSATION

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Company's Stock Option Plan been determined to be consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the following pro forma amounts:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                _______________________________
                                                    2003             2002
                                                 ___________      ___________

Net loss, as reported                            $  (207,078)     $  (391,316)
   Employee stock-based compensation expense
       determined under fair value:                  (87,178)              --
                                                 ___________      ___________
   Pro forma net loss                            $  (294,256)     $  (391,316)
                                                 ===========      ===========
   Weighted average shares outstanding            27,312,382       22,886,295
Shares used to compute basic and diluted net
   loss per share                                 27,312,382       22,886,295
                                                 ===========      ===========
Basic and diluted net loss per share             $   (0.011)      $   (0.017)
                                                 ===========      ===========

2.       RELATED PARTY TRANSACTIONS

The following transactions took place between the Company and related parties during the three months ended December 31, 2003:

In fiscal year 2001, the Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. As of September 30, 2003, the unpaid balance on the notes amounted to $250,000, which represented the secured long-term portion of the notes due on June 30, 2005. All of the notes plus accrued interest of $31,250 was repaid in October 2003.

In fiscal year 2003, the Company borrowed an additional $512,600 from four stockholders at 10% interest. All of the notes were short-term notes and were repaid in October 2003 from proceeds received through the issuance of two Promissory Notes to an Officer of the Company.

In October 2003 and November 2003, the Company entered into two Promissory Notes with an Officer of the Company for $500,000 each, totaling $1,000,000. The note bears interest at 5% per annum and mature in October 2004 and in November 2004, respectively.

In October 2003, the Company entered into a Common Stock Purchase Agreement with the same Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which was a discount from the market price. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. The proceeds from this offering are being used to fund operations. This purchase of the Company's common stock resulted in the Officer of the Company owning a majority interest in the Company totaling 52% at December 31, 2003.


3.       EQUITY TRANSACTIONS

In December 2003, the Company issued 400,000 shares of restricted common stock to employees for prior services rendered as consultants during fiscal year 2003. The shares were valued at the market price on the date of issuance at $0.08 per share and as a result, the Company recorded charges to operations of $8,000 during the quarter ended December 31, 2003 and $24,000 in the prior fiscal year. The issuance of these securities were not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof.

In December 2003, the Company issued incentive stock options to its Board of Directors allowing them to purchase up to 1 million shares of the Company's common stock. The options were issued at an exercise price of $0.10 per share, which was greater than the market price on the date of grant. The exercise period for the options is 10 years and the options were 100% vested on the date of grant. Total options outstanding at December 31, 2003 were 2,812,500.

4.       SUBSEQUENT EVENTS

In February 2004, the Company and SMAART Medical Systems entered into a five-year agreement (the "Software License Agreement") with respect to purchase and distribution of AccuImage's medical imaging software.

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________


FORWARD LOOKING STATEMENTS

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

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto contained elsewhere with this Form 10-QSB. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's September 30, 2003 Form 10-KSB, filed on December 31, 2003.

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

RESULTS OF OPERATIONS

REVENUES

For the quarter ended December 31, 2003, net sales decreased by $658,302 over the same period in fiscal 2002. Overall revenue is lower due to the poor economy, especially in the medical imaging and healthcare industries. Sales for the quarter ended December 31, 2003 totaling $86,981 is primarily sales of software and monthly maintenance contracts.

GROSS PROFIT

For the quarter ended December 31 2003, gross profit on sales decreased to $86,876, or 99.8% of net sales, compared with $559,627, or 75.1% of net sales, for the same period in fiscal 2003, due to lower sales and a change in product mix. Sales during the quarter ended December 31, 2003 represented revenue from sales of software and monthly maintenance contracts.


RESEARCH & DEVELOPMENT

The Company spent $129,663 on research and development (R&D) activities during the quarter ended December 31, 2003 compared with $329,237 for the same quarter in fiscal year 2003. The decrease of $199,574 is primarily due to reductions in personnel and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

SALES AND MARKETING

The Company's sales and marketing expenses for the quarter ended December 31, 2003 were $48,320 compared with expenses of $298,914 for the same quarter in fiscal year 2003. This decrease of $250,594 was primarily due to a decrease in the Company's sales force, a change in the compensation structure to commissions only and a decrease in travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $107,662 for the quarter ended December 31, 2003, which compares with $316,442 for the same quarter in fiscal 2003. This decrease of $208,780, is primarily due to a reduction in office staff.

RESULTS OF OPERATIONS

Sales decreased by $658,302 to $86,981 for the quarter ended December 31, 2003 over the same quarter ended December 31, 2002. The sales decline resulted in a corresponding reduction in gross profit. Operating expenses decreased by $658,948, to $285,645 over the same quarter in fiscal year 2003. The decrease is primarily due to cost saving measures by the Company, including a reduction in salaries and headcount. This resulted an operating loss of ($207,078) for the three months ended December 31, 2003, or $184,238 less than the operating loss of ($391,316) for the same period in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2003, net cash used by operating activities was $277,833. At December 31, 2003, the Company had $969,786 in cash and cash equivalents. Working capital at December 31, 2003 equaled a deficit of ($323,494) compared with a deficit of ($1,153,886) at September 30, 2003.

On December 31, 2003, the Company held accounts receivable of $236,966. Accounts receivable are generally kept current through punctual collections efforts.

During the three months ended December 31, 2003, the Company did not have any investing activities.

During the three months ended December 31, 2003, the Company raised $2M in cash by issuing 25,050,000 shares of the Company's common stock to an Officer of the Company in a private financing for $1M and entered into two notes for $500,000 each with the same officer of the Company. This was offset by a payment of approximately $793,850 to Board Members for outstanding notes entered into during previous years.

The Company anticipates that cash requirements for the remainder of the fiscal year will be met by current capital resources and operational income from increasing revenues. However, the Company's revenues for the foreseeable future may not be sufficient to obtain profitability, and the Company may experience losses for the near term. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenue, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections, and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decline in demand for its products, from the level experienced during fiscal 2003, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

 FOREIGN CURRENCY TRANSACTIONS

All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the quarter ended December 31, 2003 were $58,000.

INFLATION

Management believes the Company's operations and financial condition have suffered no adverse material effect due to inflation.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The development and marketing of products requires significant amounts of capital. A decline in future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to sell additional equity or debt securities, secure lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the medical imaging industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in Company's inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to the Company's shareholders.

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

________________________________________________________________________________

ITEM 3.  CONTROLS AND PROCEDURES

________________________________________________________________________________


Within 90 days prior to the date of this Form 10-QSB, the Company made an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10Q.

There has been no significant change in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.


________________________________________________________________________________

PART II. OTHER INFORMATION
________________________________________________________________________________


ITEM 1.  LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  RECENT SALES OF UNREGISTERED SECURITIES

     On October 24, 2003, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which was a discount from the market price. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. The proceeds from this offering are being used to fund operations.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the quarter ended December 31, 2003.


ITEM 5.  OTHER INFORMATION

On December 15, 2003, the Company's Board of Directors appointed Aviel Faliks as President and Chief Executive Officer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.


     (b) There were no reports on Form 8-K filed during the quarter ended December 31, 2003.

________________________________________________________________________________

                                   SIGNATURES
________________________________________________________________________________


       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCUIMAGE DIAGNOSTIC CORPORATION




Date:  March 16, 2004              By:  /s/ AVIEL FALIKS
                                        ___________________________
                                            Aviel Faliks
                                            Chief Executive Officer



                                   By:  /s/ DR. C. ALLEN WALL
                                        ___________________________
                                            Dr. C. Allen Wall
                                            Chairman and Interim
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION


   10.01 Promissory Note between AccuImage Diagnostics Corporation and Aviel Faliks, dated October 23, 2003.

   10.02 Promissory Note between AccuImage Diagnostics Corporation and Aviel Faliks, dated November 6, 2003.

   10.03 Common Stock Purchase Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated October 24, 2003.

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

    32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.