Form 10QSB
period 2004-03-31
ACCUIMAGE DIAGNOSTICS CORP
filed 2004-05-17
CIK 1089799

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission file number: 000-26555

                             ----------------------

                           ACCUIMAGE DIAGNOSTICS CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


             NEVADA                                     33-0713615
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                               501 GRANDVIEW DRIVE
                   SOUTH SAN FRANCISCO, CALIFORNIA 94080-4920
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (650) 875-0192
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ----------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES  X    NO
                                        -----    -----

As of March 31, 2004 there were 48,336,295 shares of the Issuer's Common Stock outstanding, with a par value of $0.001. No shares of Preferred Stock are outstanding.

     Transitional Small Business Disclosure Format: YES       NO  X
                                                       -----    -----

================================================================================

--------------------------------------------------------------------------------

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2004
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE
PART I     FINANCIAL INFORMATION                                          NUMBER

ITEM 1.    Financial Statements:

           Condensed Balance Sheets as of March 31, 2004 (unaudited)
               and September 30, 2003 (audited)                               3

           Condensed Statements of Operations (unaudited) for the
               three and six months ended March 31, 2004 and 2003             4

           Condensed Statements of Cash Flows (unaudited) for the
               six months ended March 31, 2004 and 2003                       5

           Notes to Financial Statements                                      6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           12

ITEM 3.    Controls and Procedures                                            18

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  18

ITEM 2.    Changes in Securities and Use of Proceeds                          18

ITEM 3.    Defaults Upon Senior Securities                                    18

ITEM 4.    Submission of Matters to a Vote of Security Holders                18

ITEM 5.    Other Information                                                  18

ITEM 6.    Exhibits and Reports on Form 8-K                                   19

           Signatures                                                         20

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                  2004                   2003
                                                                            ------------------   --------------------
                                                                                (UNAUDITED)            (AUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                $     916,779        $          --
    Accounts receivable, net of allowance of $28,229 and                           112,146              112,170
       $50,000, respectively
    Other receivable, net                                                           25,000               50,000
    Inventory                                                                       40,400               49,193
    Prepaid expenses and other current assets                                       22,997                9,091

                                                                            ------------------   --------------------
       Total current assets                                                      1,117,322              220,454
                                                                            ------------------   --------------------

Property and equipment, net of accumulated depreciation and
    amortization                                                                      39,204               45,412
                                                                            ------------------   --------------------
Other assets
    Deposits                                                                         9,993                9,993
    Goodwill, net                                                                  309,063              309,063
    Other intangible assets, net                                                     3,661                4,393

                                                                            ------------------   --------------------
       Total other assets                                                          322,717              323,449
                                                                            ------------------
                                                                                                 --------------------
                                                                             $   1,479,243        $     589,315
                                                                            ==================   ====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                         $     209,127       $      250,730
    Accrued liabilities                                                            141,158              299,010
    Product warranty reserve                                                        25,000               25,000
    Deferred revenue                                                               148,526               37,000
    Short-term note payable to an officer of the company                         1,020,685              762,600
                                                                            ------------------   --------------------
       Total current liabilities                                                 1,544,496            1,374,340
                                                                            ------------------   --------------------

Shareholders' equity (deficit):
    Preferred shares - $0.001 par value; 10,000,000 shares authorized;                  --                   --
       none issued or outstanding
    Common shares - $0.001 par value; 50,000,000 authorized;                        48,337               22,887
       48,336,295 and 22,886,295 shares issued and outstanding on
       March 31, 2004 and September 30, 2003, respectively
    Paid-in-capital                                                              4,692,146            3,488,348
    Accumulated deficit                                                         (4,805,736)          (4,296,260)

                                                                            ------------------   --------------------
       Total shareholders' deficit                                                 (65,253)            (785,025)

                                                                            ------------------   --------------------

                                                                             $   1,479,243        $     589,315
                                                                            ==================   ====================


   The accompanying notes are an integral part of these financial statements.



                        ACCUIMAGE DIAGNOSTICS CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           MARCH 31,                        MARCH 31,
                                                 -------------------------------  -------------------------------
                                                      2004            2003             2004            2003
                                                 -------------------------------  --------------- ---------------

Sales                                              $   215,259     $   405,198      $   302,241     $ 1,150,481

Cost of sales                                           21,362          25,767           21,467         211,423

                                                 --------------- ---------------  --------------- ---------------
Gross profit                                           193,897         379,431          280,774         939,058
                                                 --------------- ---------------  --------------- ---------------
Operating expenses:
   Research and development                            124,826         271,608          254,489         636,945

   Sales and marketing                                  50,700         259,421           99,021         660,558

   General and administrative  (includes non-
     cash stock compensation of $195,250
     and $203,250 for the three and six month
     periods ending March 31, 2004, respectively       333,200         199,811          440,862         381,872

                                                 --------------- ---------------  --------------- ---------------
       Total operating expenses                        508,726         730,840          794,372       1,679,375

                                                 --------------- ---------------  --------------- ---------------
Operating loss                                        (314,829)       (351,409)        (513,598)       (740,317)

Net interest income (expense) and other                 12,429        (13,552)            4,120        (19,505)

                                                 --------------- ---------------  --------------- ---------------
Net loss                                           $  (302,400)    $  (364,961)     $  (509,478)    $  (759,822)
                                                 =============== ===============  =============== ===============
Basic and diluted net loss per share               $    (0.01)     $   (0.02)       $    (0.01)     $   (0.03)
                                                 =============== ===============  =============== ===============
Weighted average shares outstanding

    Basic and diluted                               48,336,295      22,886,295       37,766,896      22,886,295
                                                 =============== ===============  =============== ===============



   The accompanying notes are an integral part of these financial statements.


                        ACCUIMAGE DIAGNOSTICS CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------------
                                                                                2004                    2003
                                                                        ----------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net cash used in operating activities                          $     (343,306)         $    (212,656)
                                                                        ----------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash used in investing activities                                       -                 (6,134)
                                                                        ----------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock to an officer                  1,002,000                      -
             of the company
         Proceeds from short-term borrowings from an officer of the            1,020,685                      -
            company
         Payments on long-term borrowings from shareholders                     (762,600)                     -

                                                                        ----------------------  ----------------------

           Net cash provided by financing activities                           1,260,085                      -

                                                                        ----------------------  ----------------------

Net increase (decrease) in cash and cash equivalents                             916,779               (218,790)

Cash and cash equivalents at beginning of period                                       -                232,246

                                                                        ----------------------  ----------------------
Cash and cash equivalents at end of period                                $      916,779          $      13,456

                                                                        ======================  ======================

SUPPLEMENTAL DISCLOSURE
    Cash paid during the period for interest                              $       32,448          $         --

    Cash paid during the period for taxes                                 $          193          $         --



   The accompanying notes are an integral part of these financial statements.

                        ACCUIMAGE DIAGNOSTICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized on February 2, 1990 under the laws of the state of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, the Company changed its name to AccuImage Diagnostics Corporation (the "Company").

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

The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers
(OEMs) of medical acquisition devices a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems (PACs) a medical diagnostic software package that complements and enhances their existing product line.

BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and September 30, 2003, and the results of its operations for the three and six months ended March 31, 2004 and 2003 and cash flows for the six months ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented herein not misleading. It is suggested that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2003 Form 10-KSB filed December 31, 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has reported net operating losses for the three and six months ending March 31, 2004 and for the past three fiscal years. Management plans to achieve profitability in the fiscal year ending September 30, 2004 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

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

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104, "Revenue Recognition."

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

Fair values of the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for maintenance services, term software license agreements and warranties comprise the main components of deferred revenue.

PRODUCT WARRANTY RESERVE

Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides one-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary. There were no changes in the Company's warranty reserve during the six months ended March 31, 2004.

                                                        SIX MONTHS ENDED MARCH 31,
                                                ---------------------------------------------
                                                       2004                    2003
                                                ---------------------  ----------------------
Balance at the beginning of the period           $     25,000            $     50,000

   Settlements made during the period                       -                   2,607

                                                ---------------------  ----------------------
Balance at the end of the period                 $     25,000            $     47,393
                                                =====================  ======================

INVENTORIES AND COST OF SALES

Inventory consisting of personal computer components are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Interim period cost of goods sales is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciling the perpetual inventory record to the periodic and annual physical inventory observations.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivable are presented net of an allowance for doubtful accounts of $28,229 and $50,000 at March 31, 2004 and September 30, 2003, respectively.

RECOVERABILITY OF LONG LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three and six months ended March 31, 2004, options and warrants outstanding were excluded from the calculation since their effect was antidilutive. The total options and warrants outstanding at March 31, 2004 and 2003 were 4,925,834 and 3,975,834, respectively.

STOCK BASED COMPENSATION

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


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                MARCH 31,                       MARCH 31,
                                                         2004            2003             2004           2003
                                                    --------------  --------------   -------------- ---------------

Net loss, as reported                                 $  (302,400)    $  (364,961)     $  (509,478)   $  (759,822)
   Add: Non-cash stock compensation expense
     determined under the intrinsic value method           13,750              --           13,750             --
     as reported in net loss (*)
   Less: Employee stock-based compensation
     expense determined under fair value                  (34,273)             --          (54,796)            --
                                                    --------------- ---------------- -------------- ----------------
   Pro forma net loss                                 $ (322,923)     $  (364,961)     $(550,524)     $  (759,822)
                                                    =============== ================ ============== ================
   Weighted average shares outstanding                 48,336,295      22,886,295       37,766,896     22,886,295

Shares used to compute basic and diluted
   net loss per share                                  48,336,295       22,886,295       37,766,896     22,886,295
                                                    =============== ================ ============== ================
Loss per share:
   Basic and diluted - as reported                    $   (0.01)      $   (0.02)       $   (0.01)     $   (0.03)
                                                    =============== ================ ============== ================
   Basic and diluted - pro forma                      $   (0.01)      $   (0.02)       $   (0.01)     $   (0.03)
                                                    =============== ================ ============== ================

-----------------
(*) This amount excludes non-cash stock compensation on restricted stock awards.



RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.


In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-10, Application of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This issue clarifies whether consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers should be recorded as a reduction of the cost of the reseller's cost of sales. The provisions of EITF Issue No. 03-10 should be applied prospectively in fiscal years beginning after December 15, 2003 with no early adoption or retroactive reclassification permitted. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.


In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the Fin 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 31, 2003. The issuance of FIN 46 and its revision did not have a material impact on the Company's financial position, results of operations or cash flows.


2.       RELATED PARTY TRANSACTIONS

The following transactions took place between the Company and related parties during the six months ended March 31, 2004:

In fiscal year 2001, the Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. As of September 30, 2003, the unpaid balance on the notes amounted to $250,000, which represented the secured long-term portion of the notes due on June 30, 2005. All of the notes plus accrued interest of $31,250 was repaid in October 2003.

In fiscal year 2003, the Company borrowed an additional $512,600 from four shareholders at 10% interest. All of the notes were short-term notes and were repaid in October 2003 from proceeds received through the issuance of two Promissory Notes to an Officer of the Company.

In October 2003 and November 2003, the Company entered into two Promissory Notes with an Officer of the Company for $500,000 each, totaling $1,000,000. The notes bear interest at 5% per annum and mature in October 2004 and in November 2004, respectively. In addition, the Company entered into a Common Stock Purchase Agreement with the same Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. See Note 3 for equity transaction details.

3.       EQUITY TRANSACTIONS

In October 2003, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which was a discount from the market price and as a result, the intrinsic value as of the date of the agreement of $500,000 will be expensed to operations ratably over the one-year term of the Officer's Employment Agreement. See Note 4 for Employment Agreement details. Accordingly, the Company recorded a charge to operations of $125,250 for the quarter ended March 31, 2004. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. The proceeds from this offering are being used to fund operations. This purchase of the Company's common stock resulted in the Officer of the Company owning a majority interest in the Company totaling 52% at March 31, 2004.

In December 2003, the Company issued 400,000 shares of restricted common stock to employees for prior services rendered as consultants during fiscal year 2003. The shares were valued at the market price on the date of issuance at $0.08 per share and as a result, the Company recorded charges to operations of $8,000 during the quarter ended December 31, 2003 and $24,000 in the prior fiscal year. The issuance of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof.

In December 2003, the Company issued incentive stock options to its Board of Directors allowing them to purchase up to 1 million shares of the Company's common stock. The options were issued at an exercise price of $0.10 per share, which was greater than the market price on the date of grant. The exercise period for the options is 10 years and the options were 100% vested on the date of grant. Total options outstanding at March 31, 2004 were 2,812,500.

In February 2004, the Company's Board of Directors resolved that in recognition of their past service, the Company grant immediate and full vesting of all unvested stock options held by each director as of that date. The grants expire the sooner of 10 years after the vesting commencement date or 90 days after termination of their three-year Consulting Agreements with the Company. As a result, the intrinsic value of the unvested options, which was $13,750, was expensed to operations during the quarter ended March 31, 2004.

In March 2004, the Company's Board of Directors approved and in April 2004 the Company granted 750,000 shares of Common Stock to an Officer as compensation for performing duties as its Chief Executive Officer ("CEO"). See Note 4 for Employment Agreement details. The following shares of common stock were granted:
600,000 shares for the three month period ending March 31, 2004 and 150,000 shares for the three month period ending June 30, 2004. The shares were valued at the market price on the date of grant and as a result, the Company recorded a compensation charge to operations of $56,250 during the quarter ended March 31, 2004.

4.       SIGNIFICANT AGREEMENTS

In January 2004, the Company and Aviel Faliks entered into an Employment Agreement, effective January 1, 2004, which employs Mr. Faliks as the CEO of the Company for a one-year term. See Note 3 for equity details.

In January 2004, the Company and Ray Vallejo entered into a Consulting Agreement, effective January 1, 2004, which employs Mr. Vallejo as Chief Operating Officer ("COO") for a two-year term.

In February 2004, the Company and SMAART Medical Systems entered into a five-year agreement (the "Software License Agreement") with respect to purchase and distribution of AccuImage's medical imaging software.

5.       SUBSEQUENT EVENTS

In April 2004, the Company granted 750,000 shares of Common Stock to an Officer of the Company, as compensation for performing the duties of the CEO. See Note 3 for equity details and Note 4 for the Employment Agreement.

In April 2004, the Company issued incentive stock options to another Officer of the Company, allowing him to purchase up to 250,000 shares of the Company's common stock. The options were issued at an exercise price that was equal to the market price on the date of grant. The exercise period for the options is 10 years and the options vest over one year. See Note 4 for Consulting Agreement.

In April 2004, the Company issued incentive stock options to Leon Kaufman, the Company's former CEO, allowing him to purchase up to 100,000 shares of the Company's common stock. The options were issued at an exercise price that was equal to the market price on the date of grant. The exercise period for the options is 10 years and the options were 100% vested on the date of grant.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto contained elsewhere with this Form 10-QSB. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's September 30, 2003 Form 10-KSB, filed on December 31, 2003.

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

RESULTS OF OPERATIONS

REVENUES

Net sales were $215,259 for the quarter ended March 31, 2004, as compared to $405,198 for the same period in fiscal 2003, a decrease of $189,939 or 47%. For the six months ended March 31, 2004 and 2003, revenues were $302,241 and $1,150,481, respectively, a decrease of $848,240 or 74%. Overall revenue is lower due to the poor economy, especially in the medical imaging and healthcare industries. Sales for the three and six months ended March 31, 2004 were primarily sales of software, hardware and monthly maintenance contracts.

GROSS PROFIT

Gross profit decreased by $185,534 or 49%, to $193,897 or 90% of net sales, for the quarter ended March 31, 2004, from $379,431, or 94% of net sales, for the comparable period in the prior year. For the first six months of fiscal year 2004, gross profit decreased by $658,284 or 70%, to $280,774 or 93% of net sales, from $939,058 or 82 % of net sales, for the comparable period in fiscal year 2003. The decrease in absolute dollars during the three and six months ended March 31, 2004 was primarily due to lower sales and a change in product mix. Sales during the first three and six months of fiscal year 2004 represented revenue from sales of software, hardware and monthly maintenance contracts.

RESEARCH & DEVELOPMENT

Research and development expenses consist principally of research and engineering personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses for the second quarter of 2004 decreased by $146,782 or 54%, to $124,826 or 58% of net sales, from $271,608 or 67% of net sales, in the comparable period of the prior year. Research and Development expenses for the first six months of fiscal year 2004 decreased by $382,456 or 60%, to $254,489 or 84% of net sales, from $636,945 or 55% of net sales, in the comparable period of the prior year. The decrease in absolute dollars for the three and six months ended March 31, 2004 is primarily due to reductions in personnel and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

SALES AND MARKETING

Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses for the second quarter of fiscal 2004 decreased by $208,721 or 80%, to $50,700 or 24% of net sales, from $259,421 or 64% of net sales, in the comparable period of the prior year. For the first six months of fiscal year 2004 sales and marketing expenses decreased by $561,537 or 85%, to $99,021 or 33% of net sales, from $660,558 or 57% of net sales, in the comparable period of the prior year. This decrease in absolute dollars for the three and six months ended March 31, 2004 was primarily due to a decrease in the Company's sales force, a change in the compensation structure to commissions only and a decrease in travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses for the second quarter of fiscal year 2004 increased by $133,389 or 67%, to $333,200 or 155 % of net sales, from $199,811 or 49% of net sales, in the comparable period in the prior year. General and administrative expenses for the first six month of fiscal year 2004 increased by $58,990 or 15%, to $440,862 or 146% of net sales, from $381,872 or 33% of net sales, for the comparable period of the prior year. The increase in absolute dollars is primarily due to the non-cash charges associated with stock based compensation incurred during the quarter ended March 31, 2004, partially offset by a reduction in office staff.

RESULTS OF OPERATIONS

Sales  decreased by $189,939 to $215,259,  and by $848,240 to $302,241,  for the
three and six months ended March 31, 2004, respectively, from the comparable periods in fiscal year 2003. The sales decline resulted in a corresponding reduction in gross profit. Operating expenses decreased by $222,114 or 30%, to $508,726, and by $885,003 or 53% to $794,372, for the three and six months ended March 31, 2004, respectively, from the same comparable periods in fiscal year 2003. The decrease in sales is due to the poor economy, especially in the medical imaging and the health care industries. The decrease in operating expenses is primarily due to cost saving measures implemented by the Company, including a reduction in salaries and headcount, partially offset by stock based compensation expenses incurred during the quarter ended March 31, 2004. This resulted in an operating loss of ($302,400) and ($509,478) for the three and six months ended March 31, 2004 respectively, or $62,561 and $250,344 less than the operating loss of ($364,961) and ($759,822) for the comparable periods in fiscal year 2003.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not engage in an off balance sheet arrangement during the six months ending March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2004, net cash used by operating activities was $343,306. At March 31, 2004, the Company had $916,779 in cash and cash equivalents. Working capital at March 31, 2004 equaled a deficit of ($427,174) compared with a deficit of ($1,153,886) at September 30, 2003.

On March 31, 2004, the Company held accounts receivable (net of allowance for doubtful accounts) of $112,146. Accounts receivable are generally kept current through punctual collections efforts.

During the six months ended March 31, 2004, the Company did not have any investing activities.

During the six months ended March 31, 2004, the Company raised $2 million in cash by issuing 25,050,000 shares of the Company's common stock to an officer of the Company in a private financing for $1 million, and entered into two notes for $500,000 each with the same Officer of the Company. This was offset by a payment of approximately $762,600 to Board Members for outstanding notes entered into during previous years.

The Company anticipates that cash requirements for the remainder of the fiscal year will be met by current capital resources and operational income from increasing revenues. However, the Company's revenues for the foreseeable future may not be sufficient to obtain profitability, and the Company may continue to experience losses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenue, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections, and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decline in demand for its products, from the level experienced during fiscal 2003, it will need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

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

FOREIGN CURRENCY TRANSACTIONS

All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the three and six months ended March 31, 2004 were $34,800 and $92,800, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 1 of the Notes describe the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe the following to be critical accounting policies and estimates. That is, they are both important to the portrayal of the Company's financial condition and results, and they require significant management judgment and estimates about matters that are inherently uncertain. As a result of inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, actual future results may differ materially from our estimates.

REVENUE RECOGNITION. The Company's revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from support, education and consulting services provided to end-users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company's balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104, "Revenue Recognition."

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

Fair values for ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for maintenance services, term software license agreements and warranties comprise the main components of deferred revenue.

PRODUCT WARRANTY RESERVE. Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides one-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary.

The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve. The product warranty reserve balance was $25,000 as of March 31, 2004 and September 30, 2003.

INVENTORY VALUATION METHODOLOGY. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories are written down for estimated obsolescence and unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory impairment charges create a new cost basis for inventory. In addition, the Company reports any significant adjustments that result from reconciling the perpetual inventory record to the periodic and annual physical inventory observations. The inventory balance was $40,400 and $49,193, as of March 31, 2004 and September 30, 2003, respectively.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivables, net of an allowance for doubtful accounts, were $112,146 and $112,170 at March 31, 2004 and September 30, 2003, respectively.

VALUATION OF LONG-LIVED ASSETS AND GOODWILL. Other significant estimates include the estimated cash flows to measure long-lived assets, including goodwill and other intangible assets and the recoverability of the Company's investment. The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. Long-lived assets, net of accumulated amortization, were $3,661 and $4,393 on March 31, 2004 and September 31, 2003, respectively. Goodwill, net of accumulated amortization, was $309,063 on March 31, 2004 and September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.


In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-10, Application of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This issue clarifies whether consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers should be recorded as a reduction of the cost of the reseller's cost of sales. The provisions of EITF Issue No. 03-10 should be applied prospectively in fiscal years beginning after December 15, 2003 with no early adoption or retroactive reclassification permitted. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.


In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the Fin 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 31, 2003. The issuance of FIN 46 and its revision did not have a material impact on the Company's financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The development and marketing of products requires significant amounts of capital. Failure to increase future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to raise additional equity or sell debt securities, secure lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the medical imaging industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company's inability to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to the Company's shareholders.

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

The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

--------------------------------------------------------------------------------
ITEM 3.           CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


Within 90 days prior to the date of this Form 10-QSB, the Company made an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

There has been no significant change in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.


--------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS
The Company may from time to time be involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.


 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the quarter ended March 31, 2004.


ITEM 5.   OTHER INFORMATION

On January 1, 2004, the Company and Aviel Faliks entered into an Employment Agreement, effective January 1, 2004, which employs Mr. Faliks as the Chief Executive Officer of the Company for a one-year term.

On January 1, 2004, the Company and Ray Vallejo entered into a Consulting Agreement, effective January 1, 2004, which employs Mr. Vallejo as Chief Operating Officer for a two-year term.

On February 20, 2004, five of the six directors submitted their written resignations to the Company during the Board of Directors Meeting. The resignations were effective at the adjournment of the meeting. Also during the meeting, the Directors unanimously voted to elect six new persons to the Company's Board effective immediately upon the adjournment of the meeting. The newly elected Board of Directors is subject to a shareholder vote at the next Annual Shareholder Meeting scheduled in June 2004. Also, in February 2004, the directors entered into a Resignation and Consulting Agreement with the Company dated February 20, 2004. These persons will be retained as advisors to the new Board for three years as part of an "Advisory Committee" to the Board.

On March 5, 2004, the Company's Board of Directors appointed Aviel Faliks as the Chairman of the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.


     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ACCUIMAGE DIAGNOSTIC CORPORATION




Date:  May 17, 2004          By: /s/ AVIEL FALIKS
                                 -----------------------------------------
                                     Aviel Faliks
                                     President and Chief Executive Officer



                             By: /s/ KATHLEEN M. RYAN
                                 -----------------------------------------
                                     Kathleen M. Ryan
                                     Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT NO.                   DESCRIPTION


        10.04 Employment Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated January 1, 2004.
        10.05 Consulting Agreement between AccuImage Diagnostics Corporation and Ray Vallejo, dated January 1, 2004
         31.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.