Form 10QSB
period 2004-06-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2004-08-13
CIK 1089799

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number: 000-26555

                       __________________________________

                           ACCUIMAGE DIAGNOSTICS CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            NEVADA                                              33-0713615
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


                      400 OYSTER POINT BOULEVARD, SUITE 201
                           SO. SAN FRANCISCO, CA 94080
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 875-0192
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       __________________________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

As of June 30, 2004 there were 48,336,295 shares of the Issuer's Common Stock outstanding, with a par value of $0.001. No shares of Preferred Stock are outstanding.

        Transitional Small Business Disclosure Format: YES [ ]     NO [ ]

================================================================================

________________________________________________________________________________

                           ACCUIMAGE DIAGNOSTICS CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2004
                                TABLE OF CONTENTS
________________________________________________________________________________


                                                                           PAGE
PART I            FINANCIAL INFORMATION                                   NUMBER

ITEM 1.           Financial Statements:

                  Condensed Balance Sheets as of June 30, 2004 (unaudited)
                      and September 30, 2003 (audited)                       3

                  Condensed Statements of Operations (unaudited) for
                      the three and nine months ended June, 2004 and 2003    4

                  Condensed Statements of Cash Flows (unaudited) for
                      the nine months ended June, 2004 and 2003              5

                  Notes to Financial Statements                              6

ITEM 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   12

ITEM 3.           Controls and Procedures                                   18

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings                                         18

ITEM 2.           Changes in Securities and Use of Proceeds                 18

ITEM 3.           Defaults Upon Senior Securities                           18

ITEM 4.           Submission of Matters to a Vote of Security Holders       18

ITEM 5.           Other Information                                         18

ITEM 6.           Exhibits and Reports on Form 8-K                          18

                  Signatures                                                19

________________________________________________________________________________

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
________________________________________________________________________________


                           ACCUIMAGE DIAGNOSTICS CORP.
                            CONDENSED BALANCE SHEETS

                                                                         JUNE 30,         SEPTEMBER 30,
                                                                           2004               2003
                                                                        ___________        ____________
                                                                        (UNAUDITED)         (AUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                           $   673,007        $        --
    Accounts receivable, net of allowance of $13,607 and                     59,378            112,170
       $50,000, respectively
    Other receivable, net                                                    25,000             50,000
    Inventory                                                                42,114             49,193
    Prepaid expenses and other current assets                                21,092              9,091
                                                                        ___________        ___________
       Total current assets                                                 820,591            220,454
                                                                        ___________        ___________
Property and equipment, net of accumulated depreciation and
    amortization                                                             38,712             45,412
                                                                        ___________        ___________
Other assets
    Deposits                                                                 27,004              9,993
    Goodwill                                                                309,063            309,063
    Other intangible assets, net                                              3,295              4,393
                                                                        ___________        ___________
       Total other assets                                                   339,362            323,449
                                                                        ___________        ___________
                                                                        $ 1,198,665        $   589,315
                                                                        ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                    $   186,700        $   250,730
    Accrued liabilities                                                     114,750            299,010
    Product warranty reserve                                                 25,000             25,000
    Deferred revenue                                                        140,473             37,000
    Notes payable to related parties                                      1,033,150            762,600
                                                                        ___________        ___________
       Total current liabilities                                          1,500,073          1,374,340
                                                                        ___________        ___________
Shareholders' equity (deficit):
    Preferred shares - $0.001 par value; 10,000,000 shares                       --                 --
       authorized; none issued or outstanding
    Common shares - $0.001 par value; 50,000,000 authorized;                 48,337             22,887
       48,336,295 and 22,886,295 shares issued and outstanding on
       June 30, 2004 and September 30, 2003, respectively
    Paid-in-capital                                                       4,927,802          3,488,348
    Accumulated deficit                                                  (5,277,547)        (4,296,260)
                                                                        ___________        ___________
       Total shareholders' deficit                                         (301,408)          (785,025)
                                                                        ___________        ___________
                                                                        $ 1,198,665        $   589,315
                                                                        ===========        ===========


   The accompanying notes are an integral part of these financial statements.


                                       3





                           ACCUIMAGE DIAGNOSTICS CORP.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                   ___________________________     ___________________________
                                                      2004            2003            2004            2003
                                                   ___________     ___________     ___________     ___________

Sales                                              $   115,953     $    70,403     $   418,194     $ 1,220,884

Cost of sales                                           10,580           5,102          32,047         216,525
                                                   ___________     ___________     ___________     ___________
Gross profit                                           105,373          65,301         386,147       1,004,359
                                                   ___________     ___________     ___________     ___________
Operating expenses:
   Research and development (includes non-
      cash stock compensation of $14,636
      and $20,636 for the three and nine
      month periods ending June 30, 2004,
      respectively)                                    157,453          78,824         411,941         484,128

   Sales and marketing (includes non-cash
      stock  compensation of $0 and $2,000
      for the three and nine month periods
      ending June 30, 2004, respectively)              101,382          61,847         200,403         514,927


   General and administrative (includes non-
      cash stock compensation of $221,018
      and $416,268 for the three and nine
      month periods ending June 30, 2004,
      respectively)                                    330,737         224,933         771,599       1,045,424
                                                   ___________     ___________     ___________     ___________

       Total operating expenses                        589,572         365,604       1,383,943       2,044,479
                                                   ___________     ___________     ___________     ___________
Operating loss                                        (484,199)       (300,303)       (997,796)     (1,040,120)

Net interest income (expense) and other                 12,390          (7,337)         16,509         (26,042)
                                                   ___________     ___________     ___________     ___________
Net loss before income taxes                       $  (471,809)    $  (307,640)    $  (981,287)    $(1,066,162)

Provision for income taxes                                  --              --              --             800
                                                   ___________     ___________     ___________     ___________
Net loss                                           $  (471,809)    $  (307,640)    $  (981,287)    $ 1,066,962)

                                                   ===========     ===========     ===========     ===========
Basic and diluted net loss per share               $     (0.01)    $     (0.01)    $     (0.02)    $     (0.05)

                                                   ===========     ===========     ===========     ===========
Weighted average shares outstanding
    Basic and diluted                               48,336,295      22,886,295      41,277,171      22,886,295
                                                   ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.


                                       4




                           ACCUIMAGE DIAGNOSTICS CORP.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                         NINE MONTHS ENDED JUNE,
                                                                      _____________________________
                                                                         2004              2003
                                                                      __________        ___________

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $ (981,287)       $(1,066,962)

      Adjustment to reconcile net loss to net cash used for operating activities:

           Depreciation and amortization                                  10,647             26,792

           Product warranty reserve                                           --             (2,607)

           Stock based compensation                                      438,904                 --

           Change in accounts receivable allowance                        14,622             31,662

           Change in operating assets and liabilities:

              Accounts receivable, net                                    38,170            216,630

              Employee receivable                                             --             (3,082)

              Other receivable                                            25,000                 --

              Inventory                                                    7,079              5,530

              Prepaid assets and other assets                            (29,012)           (19,628)

              Accounts payable                                           (64,030)            58,653

              Accrued expenses                                          (160,260)            (3,975)

              Deferred revenue                                           103,473                 --
                                                                      __________        ___________

          Net cash used in operating activities                       $ (596,694)       $  (756,987)
                                                                      __________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES

      Investment in property and equipment                            $   (2,849)       $    (6,134)
                                                                      __________        ___________
          Net cash used in investing activities                       $   (2,849)       $    (6,134)
                                                                      __________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
         Short-term borrowings from shareholders and                  $       --        $   559,000
              related parties
         Proceeds from issuance of common stock to an officer          1,002,000                  -
              of the company
         Proceeds from short-term borrowings from an officer of
              the company                                              1,033,150                  -
         Payments on long-term borrowings from shareholders             (762,600)                 -
                                                                      __________        ___________

           Net cash provided by financing activities                   1,272,550        $   559,000
                                                                      __________        ___________

Net increase (decrease) in cash and cash equivalents                     673,007           (204,121)

Cash and cash equivalents at beginning of period                               -            231,843
                                                                      __________        ___________
Cash and cash equivalents at end of period                            $  673,007        $    27,722

                                                                      ==========        ===========
SUPPLEMENTAL DISCLOSURE

    Cash paid during the period for interest                          $   32,448        $        --

    Cash paid during the period for taxes                             $      338        $       800


   The accompanying notes are an integral part of these financial statements.


                                       5



                           ACCUIMAGE DIAGNOSTICS CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized on February 2, 1990 under the laws of the state of Nevada as Black Pointe Holdings, Inc. On June 26, 1996, the Company changed its name to AccuImage Diagnostics Corp. (the "Company").

On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company acquired all of the outstanding shares of AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology, which the Company had been licensing. Subsequent to the exchange, AccuImage, Inc. was dissolved.

The Company is based in South San Francisco and is engaged in the development, marketing and sale of software used for medical data and interactive medical image visualization. The software, which runs on a personal computer, interprets images obtained from leading equipment manufacturers and imaging modalities (e.g., CT, MRI, and Ultrasound).

The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers ("OEMs") of medical acquisition devices a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems ("PACs") a medical diagnostic software package that complements and enhances their existing product line.

BASIS OF PRESENTATION

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and September 30, 2003, and the results of its operations for the three and nine months ended June 30, 2004 and 2003 and cash flows for the nine months ended June, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented herein not misleading. It is suggested that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Company's September 30, 2003 Form 10-KSB filed December 31, 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2004.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has reported net operating losses for the three and nine months ending June 30, 2004 and for the past three fiscal years. Management plans to achieve profitability in the next fiscal year ending September 30, 2005 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

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

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element, which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion is recognized as revenue.

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

PRODUCT WARRANTY RESERVE

Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides one-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary. There were no changes in the Company's warranty reserve during the nine months ended June 30, 2004.


                                             NINE MONTHS ENDED JUNE 30,
                                             __________________________
                                               2004              2003
                                             ________          ________

Balance at the beginning of the period        $ 25,000        $ 50,000

   Provision for warranty liability for              -           1,000
      sales made during the  period
   Settlements made during the period                -          (4,000)

                                              ________        ________
Balance at the end of the period              $ 25,000        $ 47,000
                                              ========        ========

INVENTORIES AND COST OF SALES

Inventory consisting of personal computer components are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Interim period cost of goods sales is calculated using the perpetual inventory record. The Company reports any significant adjustments that result from reconciling the perpetual inventory record to the periodic and annual physical inventory observations.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivable are presented net of an allowance for doubtful accounts of $13,607 and $50,000 at June 30, 2004 and September 30, 2003, respectively.

RECOVERABILITY OF LONG LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three and nine months ended June 30, 2004, options and warrants outstanding were excluded from the calculation since their effect was antidilutive. The total options and warrants outstanding at June 30, 2004 were 375,000.

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


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                ___________________________     ___________________________
                                                   2004            2003            2004            2003
                                                ___________     ___________     ___________     ___________

Net loss, as reported                           $  (471,809)    $  (307,640)    $  (981,287)    $(1,066,962)
   Add: Non-cash stock compensation expense
     determined under the intrinsic value                --              --          13,750              --
     method as reported in net loss (*)
   Less: Employee stock-based compensation
     expense determined under fair value            (30,453)         (3,000)       (105,110)        (11,000)
                                                ___________     ___________     ___________     ___________
   Pro forma net loss                           $  (502,262)    $  (310,640)    $(1,072,647)    $(1,077,962)
                                                ===========     ===========     ===========     ===========
   Weighted average shares outstanding           48,336,295      22,886,295      41,277,171      22,886,295
Shares used to compute basic and diluted
   net loss per share                            48,336,295      22,886,295      41,277,171      22,886,295
                                                ===========     ===========     ===========     ===========
Loss per share:
   Basic and diluted - as reported              $     (0.01)    $     (0.01)    $     (0.02)    $     (0.05)
                                                ===========     ===========     ===========     ===========
   Basic and diluted - pro forma                $     (0.01)    $     (0.01)    $     (0.03)    $     (0.05)
                                                ===========     ===========     ===========     ===========

__________________
(*) This amount excludes non-cash stock compensation on restricted stock awards.



RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.


In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 03-10, Application of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This issue clarifies whether consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers should be recorded as a reduction of the cost of the reseller's cost of sales. The provisions of EITF Issue No. 03-10 should be applied prospectively in fiscal years beginning after December 15, 2003 with no early adoption or retroactive reclassification permitted. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.


In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the Fin 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 31, 2003. The issuance of FIN 46 and its revision did not have a material impact on the Company's financial position, results of operations or cash flows.


2.   RELATED PARTY TRANSACTIONS

The following transactions took place between the Company and related parties during the nine months ended June 30, 2004:

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

3.   EQUITY TRANSACTIONS

In October 2003, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which was a discount from the market price and as a result, the intrinsic value as of the date of the agreement of $500,000 is being expensed to operations ratably over the one-year term of the Officer's Employment Agreement. See Note 4 for Employment Agreement details. Accordingly, the Company recorded a charge to operations of $125,250 and $250,500 for the three and nine months ended June 30, 2004, respectively. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4
(2) thereof. The proceeds from this offering are being used to fund operations. This purchase of the Company's common stock resulted in the Officer of the Company owning a majority interest in the Company totaling 52% at June 30, 2004.

In December 2003, the Company issued 400,000 shares of restricted common stock to employees for prior services rendered as consultants during fiscal year 2003. The shares were valued at the market price on the date of issuance at $0.08 per share and as a result, the Company recorded charges to operations of $8,000 during the quarter ended December 31, 2003 and $24,000 in the prior fiscal year. The issuance of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder.

In December 2003, the Company issued incentive stock options to its Board of Directors allowing them to purchase up to 1 million shares of the Company's common stock. The options were issued at an exercise price of $0.10 per share, which was greater than the market price on the date of grant. The exercise period for the options is 10 years and the options were 100% vested on the date of grant. Total options outstanding at June 30, 2004 were 3,512,500.

In February 2004, the Company's Board of Directors resolved that in recognition of their past service, the Company grant immediate and full vesting of all unvested stock options held by each director as of that date.

The grants expire the sooner of 10 years after the vesting commencement date or 90 days after termination of their three-year Consulting Agreements with the Company. As a result, the intrinsic value of the unvested options, which was $13,750, was expensed to operations during the second quarter of fiscal 2004. The intrinsic value was measured using the exercise price and the market price on the date the options were fully vested.

In March 2004, the Company's Board of Directors approved and in April 2004 the Company granted 750,000 shares of Common Stock to an Officer as compensation for performing duties as its Chief Executive Officer ("CEO"). See Note 4 for Employment Agreement details. The following shares of common stock were granted:
600,000 shares for the three-month period ended March 31, 2004 and 150,000 shares for the three-month period ended June 30, 2004. The shares were valued at the market price on the date of grant and as a result, the Company recorded a compensation charge to operations of $56,250 and $112,500 during the three and nine months ended June 30, 2004, respectively.

In April 2004, the Company issued incentive stock options to its Chief Operating Officer, allowing him to purchase up to 600,000 shares of the Company's common stock. The options were issued at an exercise price that was equal to the market price on the date of grant, and as a result the Company recorded a compensation charge to operations of $39,518 during the three months ended June 30, 2004. The exercise period for the options is five years and the options vest over six quarters. See Note 4 for Consulting Agreement.

In April 2004, the Company issued incentive stock options to one if its consultants, who was the Company's former President and CEO, allowing him to purchase up to 100,000 shares of the Company's common stock. The options were issued at an exercise price that was equal to the market price on the date of grant, and as a result the Company recorded a compensation charge to operations of $14,636 during the three months ended June 30, 2004. The exercise period for the options is five years and the options were 100% vested on the date of grant. See Note 4 for Consulting Agreement.

4.   SIGNIFICANT AGREEMENTS

In January 2004, the Company and Aviel Faliks entered into an Employment Agreement, effective January 1, 2004, which employs Mr. Faliks as the CEO of the Company for a one-year term. See Note 3 for equity details.

In January 2004, the Company and Ray Vallejo entered into a Consulting Agreement, effective January 1, 2004, pursuant to which Mr. Vallejo serves as the Company's Chief Operating Officer ("COO"). The Consulting Agreement has a two-year term.

In January 2004, the Company and Leon Kaufman, former President and CEO of the Company, entered into a Consulting Agreement, effective January 1, 2004, pursuant to which Mr. Kaufman serves as the Company's Head of Research until October 2004.

In February 2004, the Company and SMAART Medical Systems entered into a five-year agreement (the "Software License Agreement") with respect to purchase and distribution of AccuImage's medical imaging software.

In June 2004, the Company entered into a three-year operating lease agreement for its new headquarters/operating facility located at 400 Oyster Point Boulevard in South San Francisco, California. The commencement date of the lease was August 1, 2004 and the monthly lease payments are $3,959.55, $4,106.20 and $4,252.85 for years one, two and three, respectively.

5.   SUBSEQUENT EVENTS

In March 2004, the Company's Board of Directors approved and in July 2004 the Company granted 375,000 shares of Common Stock to an Officer as compensation for performing duties as its CEO. See Note 4 for Employee Agreement details.

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

OVERVIEW

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto contained elsewhere with this Form 10-QSB. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's September 30, 2003 Form 10-KSB, filed on December 31, 2003.

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

RESULTS OF OPERATIONS

REVENUES

Net sales were $115,953 for the quarter ended June 30, 2004, as compared to $70,403 for the same period in fiscal 2003, an increase of $45,550 or 64.7%. For the nine months ended June 30, 2004 and 2003, revenues were $418,194 and $1,220,884, respectively, a decrease of $802,690 or 65.7%. The increase in revenue during the third quarter of fiscal year 2004 when compared to the same period in the prior year is primarily due to several new license agreements entered into during fiscal 2004. Overall fiscal year 2004 to date revenue is lower when compared to the same period in prior year due to the poor economy, especially in the medical imaging and healthcare industries. Sales for the three and nine months ended June 30, 2004 were primarily sales of software, hardware and monthly maintenance contracts.

GROSS PROFIT

Gross profit increased by $40,072 or 61.4%, to $105,373 or 90.9% of net sales, for the quarter ended June 30, 2004, from $65,301, or 92.8% of net sales, for the comparable period in the prior year. For the first nine months of fiscal year 2004, gross profit decreased by $618,212 or 61.6%, to $386,147 or 92.3% of net sales, from $1,004,359 or 82.3% of net sales, for the comparable period in fiscal year 2003. The increase in absolute dollars during the three months ended June 30, 2004 and the decrease in absolute dollars during the nine months ended June 30, 2004 was primarily due to higher and lower quarterly sales, respectively, and a change in product mix. Sales during the first three and nine months of fiscal year 2004 represented revenue from sales of software, hardware and monthly maintenance contracts.

RESEARCH & DEVELOPMENT

Research and development expenses consist principally of research and engineering personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses for the third quarter of 2004 increased by $78,629 or 99.8%, to $157,453 or 135.8% of net sales, from $78,824 or 112.0% of net sales, in the comparable period of the prior year. Research and Development expenses for the first nine months of fiscal year 2004 decreased by $72,187 or 14.9%, to $411,941 or 98.5% of net sales, from $484,128 or 39.7% of net sales, in the comparable period of the prior year. The decrease in absolute dollars for the three months ended June 30, 2004 is primarily due to an increase in outside consultants used and an increase in personnel costs when compared to the same period in prior year. The decrease in absolute dollars for the nine months ended June 30, 2004 is primarily due to reductions in personnel and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

SALES AND MARKETING

Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses for the third quarter of fiscal 2004 increased by $39,535 or 63.9%, to $101,382 or 87.4% of net sales, from $61,847 or 87.8% of net sales, in the comparable period of the prior year. For the first nine months of fiscal year 2004 sales and marketing expenses decreased by $314,542 or 61.1%, to $200,403 or 47.9% of net sales, from $514,927 or 42.2% of net sales, in the comparable period of the prior year. The increase in absolute dollars for the three months ended June 30, 2004 was primarily due to an increase in outside consultant fees, partially offset by a decrease in personnel costs. The decrease in absolute dollars for the nine months ended June 30, 2004 was primarily due to a decrease in the Company's sales force, a change in the compensation structure to commissions only and a decrease in travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses for the third quarter of fiscal year 2004 increased by $105,804 or 47.0%, to $330,737 or 285.2% of net sales, from $224,933 or 319.5% of net sales, in the comparable period in the prior year. General and administrative expenses for the first nine months of fiscal year 2004 increased by $273,825 or 26.2%, to $771,599 or 184.5% of net sales, from $1,045,424 or 85.6% of net sales, for the comparable period of the prior year. The increase in absolute dollars for both periods is primarily due to the non-cash charges associated with stock based compensation incurred during the three and nine months ended June 30, 2004, partially offset by a reduction in office staff.

RESULTS OF OPERATIONS

Sales increased by $45,550 to $115,953, and decreased by $802,690 to $418,194, for the three and nine months ended June 30, 2004, respectively, from the comparable periods in fiscal year 2003. The sales increase in the third quarter of fiscal 2004 and the decline in fiscal year to date sales resulted in a corresponding increase and decrease in gross profit. Operating expenses increased by $223,968 or 61.3%, to $589,572, and decreased by $660,536 or 32.3%
to $1,383,943, for the three and nine months ended June 30, 2004, respectively, from the same comparable periods in fiscal year 2003. The fiscal year to date decrease in sales is due to the poor economy, especially in the medical imaging and the health care industries. The fiscal year to date decrease in operating expenses is primarily due to cost saving measures implemented by the Company, including a reduction in salaries and headcount, partially offset by non-cash stock based compensation expenses incurred during the nine months ended June 30, 2004. This resulted in an operating loss of ($471,809) and ($981,287) for the three and nine months ended June 30, 2004, respectively, or $164,169 more and $85,675 less than the operating loss of ($307,640) and ($1,066,962) for the comparable periods in fiscal year 2003.

OFF BALANCE SHEET ARRANGEMENTS

The Company did not engage in an off balance sheet arrangement during the nine months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2004, net cash used by operating activities was $596,694. At June 30, 2004, the Company had $673,007 in cash and cash equivalents. Working capital at June 30, 2004 equaled a deficit of ($679,482) compared with a deficit of ($1,153,886) at September 30, 2003.

On June 30, 2004, the Company held accounts receivable (net of allowance for doubtful accounts) of $59,378. Accounts receivable are generally kept current through punctual collections efforts.

During the nine months ended June 30, 2004, the Company did not have any significant investing activities.

During the nine months ended June 30, 2004, the Company raised $2,002,000 in cash by issuing 25,050,000 shares of the Company's common stock to an officer of the Company in a private financing for $1,002,000, and entered into two notes for $500,000 each with the same Officer of the Company. This was offset by a payment of approximately $762,600 to Board Members for outstanding notes entered into during previous years.

The Company anticipates that current capital resources and operational income from increasing revenues will meet cash requirements for the remainder of the fiscal year. However, the Company's revenues for the foreseeable future may not be sufficient to obtain profitability, and the Company may continue to experience losses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenue, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections, and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decline in demand for its products, from the level experienced during fiscal 2003, it will need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

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

FOREIGN CURRENCY TRANSACTIONS

All of the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the three and nine months ended June 30, 2004 were $27,300 and $120,100, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 1 of the Notes describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element, which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion is recognized as revenue.

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

The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve. The product warranty reserve balance was $25,000 as of June 30, 2004 and September 30, 2003.

INVENTORY VALUATION METHODOLOGY. Inventories are valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventories are written down for estimated obsolescence and unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory impairment charges create a new cost basis for inventory. In addition, the Company reports any significant adjustments that result from reconciling the perpetual inventory record to the periodic and annual physical inventory observations. The inventory balance was $42,114 and $49,193, as of June 30, 2004 and September 30, 2003, respectively.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivables, net of an allowance for doubtful accounts, were $13,607 and $112,170 at June 30, 2004 and September 30, 2003, respectively.

VALUATION OF OTHER INTANGIBLE ASSETS AND GOODWILL. Other significant estimates include the estimated cash flows to measure long-lived assets, including goodwill and other intangible assets and the recoverability of the Company's investment. The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. Goodwill was $309,063 on June 30, 2004 and September 30, 2003. Other intangible assets, net of accumulated amortization, were $3,295 and $4,393 on June 30, 2004 and September 31, 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company's financial position, results of operations or cash flows.


In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 03-10, Application of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers". This issue clarifies whether consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers should be recorded as a reduction of the cost of the reseller's cost of sales. The provisions of EITF Issue No. 03-10 should be applied prospectively in fiscal years beginning after December 15, 2003 with no early adoption or retroactive reclassification permitted. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.


In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics  of  controlling  financial  interest or do not have  sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the Fin 46 revision no later than the end of the first reporting period that ends after March 15, 2004. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 31, 2003. The issuance of FIN 46 and its revision did not have a material impact on the Company's financial position, results of operations or cash flows.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The development and marketing of products requires significant amounts of capital. Failure to increase future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company needs additional capital resources, it may be required to raise additional equity or sell debt securities, secure lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our existing and new products and changes in technology in the medical imaging industry. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company's inability to achieve its long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of these securities would result in additional dilution to the Company's shareholders.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the quarter ended June 30, 2004.


ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.


     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

         On May 20, 2004, the Company filed a Form 8-K under Item 5 to disclose that the Company's Board of Directors accepted the resignations of five of its currently sitting Board of Directors, increased the size of the Board to seven directors and appointed six new directors to fill Board vacancies.

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

                                   ACCUIMAGE DIAGNOSTIC CORP.




Date:  August 13, 2004             By: /s/ AVIEL FALIKS
                                   _____________________________________________
                                           Aviel Faliks
                                           President and Chief Executive Officer



                                   By: /s/ KATHLEEN M. RYAN
                                   _____________________________________________
                                           Kathleen M. Ryan
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION

   10.06 Lease Agreement between AccuImage Diagnostics Corp. and Kashiwa Fudosan America, Inc., dated June 15, 2004.

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