Form 10KSB
period 2004-09-30
ACCUIMAGE DIAGNOSTICS CORP
filed 2005-01-05
CIK 1089799

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

            (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                        COMMISSION FILE NUMBER 000-26555


                           ACCUIMAGE DIAGNOSTICS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                              33-0713615
  (STATE OR JURISDICTION OF                                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

  400 OYSTER POINT BOULEVARD, SUITE 201, SOUTH SAN FRANCISCO, CALIFORNIA 94040
                    (Address of principal executive offices)

                            TELEPHONE: (650) 875-0192
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $0.001 PER SHARE PAR VALUE


         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for fiscal year ended September 30, 2004: $552,245

         As of December 30, 2004 there were 48,336,295 shares of common stock, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                           ACCUIMAGE DIAGNOSTICS CORP.

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART I

ITEM 1:        Description of Business                                         3

ITEM 2:        Description of Property                                        12

ITEM 3:        Legal Proceedings                                              12

ITEM 4:        Submission of Matters to a Vote of Security Holders            12

PART II

ITEM 5:        Market for Common Equity and Related Shareholder Matters       13

ITEM 6:        Management's Discussion and Analysis                           14

ITEM 7:        Financial Statements                                           21

ITEM 8:        Changes In and Disagreements with Accountants and
               Accounting and Financial Disclosure                            22

ITEM 8A:       Controls and Procedures                                        22

PART III

ITEM 9:        Directors and Executive Officers of the Registrant             22

ITEM 10:       Executive Compensation                                         22

ITEM 11:       Security Ownership of Certain Beneficial Owners and
               Management                                                     22

ITEM 12:       Certain Relationships and Related Transactions                 22

ITEM 13:       Exhibits and Reports of Form 8-K                               22

Signatures                                                                    24

Exhibit Index                                                                 25

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         AccuImage Diagnostics Corp. ("AccuImage" or the "Company") has made forward-looking statements in this annual report that are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future results of operations. Also, when the Company uses such words as "believe," "expect," "anticipate," "plan," "could," "intend" or similar expressions, it is making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future financial results. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-KSB. Potential investors should consider carefully the stated risk factors, as well as the more detailed information contained in this Form 10-KSB, in evaluating the Company's business, financial condition, results of operations and prospects before making a decision to invest in the common stock of the Company.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT

         AccuImage was incorporated in Nevada on February 2, 1990 as Black Pointe Holdings, Inc., which was established in order to identify and acquire a medical equipment leasing business. Early attempts to do this were unsuccessful, and the Company was inactive for a number of years until new parties with interests in three-dimensional medical technology invested. In 1996, the Company changed its name to AccuImage Diagnostics Corp., and it entered into a licensing arrangement with AccuImage, Inc., a Nevada corporation, which owned the exclusive rights to certain computer software and technology, and began to develop the medical imaging software that the Company sells today. On September 30, 1997, pursuant to a Stock Exchange Agreement, the Company obtained all of the outstanding shares of AccuImage, Inc., which was subsequently dissolved. On June 30, 1999, the Company filed a Form 10-KSB to become a reporting company under the Securities Exchange Act of 1934. The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "AIDP-OB".

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

         The AccuImage software was conceived and developed on the same hardware platform that it is now distributed on: standard, high-performance, low cost personal computer ("PC") workstations running the Windows operating system from Microsoft. The software interfaces with various medical imaging modalities via the standard medical imaging DICOM protocol and uses the Internet and standard PC networks for subsequent distribution of images and post-processed results. Through this combination of standard underlying products and protocols, AccuImage is able to offer to physicians cost-effective, easy-to-use yet powerful visualization, analysis and labor saving tools for everyday use.

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

PRODUCTS AND DEVELOPMENT

         AccuImage has a comprehensive product line and distribution system; however, since the Company operates in a fiercely competitive software market, further deployment of considerable resources for continued development and product enhancement is an ongoing requirement. The Company's main products are the eStation3D web-based image distribution system and the AccuView workstation for advanced analysis, postprocessing and image management.

         o  AccuView Workstation: A solution for medical imaging applications.

         The product is supplied either as a software-only item or together as a hardware and software item. In the latter case, the Company buys standard PC equipment and combines them with the software to make a complete workstation. In the former case, the buyer installs the workstation software on their own PC equipment. The workstation consists of several software modules which are capable of functioning independently. The Company occasionally supplies these modules individually, either as software-only items, or as software and hardware items combined, where the hardware is standard PC equipment. In order to support its workstation business, the Company offers on-site training by its applications personnel, and in the cases where it supplies the hardware; it generally provides unlimited telephone support for one year along with on-site and return-to-base support options. Software-only sales generally include telephone support for one year.

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

         The eStation3D provides a simple approach for web-based image distribution and remote image management, ideally suited to imaging centers and radiology departments wishing to provide competitive service to a referring physician base or reading physician staff. The eStation3D server receives images from scanners or PACS systems using the standard DICOM protocol, then compresses and encrypts them for publication on the Internet external to the facility's private network. The facility administrator assigns the study to a particular receiving physician, who then later logs in via a standard web browser to download the images and associated reports.

         The downloadable eStation3D image review software supports basic slice review and simple 3D browsing of the dataset, and can be upgraded to the full AccuView workstation capability.

MARKETING AND DISTRIBUTION

         AccuImage markets its products through direct sales and distributor channels to radiology professionals in hospitals and independent imaging centers. The Company maintains an advertising presence in major radiology periodicals and journals, and ensures that the Company web site is up to date. The Company also actively courts the trade presses in order to develop a presence in editorial comment on subjects related to the Company's activities.

         The Company's products are primarily distributed directly by its own sales and installation staff, with the rest of the product distribution managed by several U.S. and international distributors, including GE-Imatron, a non-exclusive U.S. distributor of AccuImage workstations.

         The Company has had distributors in various parts of the world, but these channels have generated negligible revenue and the Company does not expend resources on their maintenance.

         Distributors are sold the software at a discount off the Company's published MSRP and then install it on hardware purchased by the distributors. The Company supplies the distributors with marketing materials and responds to distributors' requests for minor improvements and enhancements as required ensuring success in particular sales.

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

         The Company records a product warranty reserve, which is approximately 2% of hardware and software sales. The warranty reserve was $12,000 and $25,000 at September 30, 2004 and 2003, respectively. The warranty reserve was reduced by $22,000 and then $13,000 from the prior fiscal year's reserve primarily due to the negligible warranty service claims during fiscal year 2003 and 2004. Management reviews costs attributable to warranty support. All new systems are sold with one year's service and support included. The sale of extended support contracts to its existing customers is a new undertaking for the Company.

INTELLECTUAL PROPERTY AND MARKET PROTECTION

         The Company has performed in-house product development for the majority of the products it currently markets. Historically, the Company has relied upon proprietary source code in protecting technology from competition. To protect its newly developed intellectual property, a total of 14 patents have been filed starting from early 2001. Nonetheless, such filings are not assured passage through the patent examination process, and even if successful would not prevent competitors from producing products similar to those of the AccuImage proprietary software. The Company has also filed trademark and copyright applications for specific products.

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

         It is to be noted that the largest volume of sale of Company products is for the growing screening market, a market that at this time is mostly self-paid. Customers request and pay for their examinations, and then may seek reimbursement from their insurers on their own. Economic conditions that materially affect disposable income could have adverse effects on this component of the Company's business, while acceptance of these tests by third party payers may favorably influence this business component.

COST OF RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company spent approximately $553,467 and $604,787 on such research and development in fiscal year 2004 and 2003, respectively. The decrease in R&D from the prior year is primarily a result of the reduction in personnel during the latter part of fiscal year 2003 and continuing throughout fiscal year 2004.

PERSONNEL

         The Company currently has seven full-time employees. Although the Company competes for such personnel with other companies and organizations that in many cases can offer superior facilities and resources, the Company's ability to offer prospective employees the opportunity to make a large contribution in an exciting, growing and dynamic environment has made the recruitment of highly qualified individuals a relatively easy task.

HISTORICAL OPERATING LOSSES

         For the fiscal year ended  September  30,  2004,  the Company  posted a
higher   operating  loss  due  to  a  decrease  in  sales  and  an  increase  in administrative costs, resulting primarily from non-cash stock compensation charges, offset by a decrease in research and development and sales and marketing.

         For the fiscal year ended September 30, 2003, the Company posted a higher operating loss due to a decrease in sales offset by a decrease in operating expenses relating to administrative costs.

SHORT OPERATING HISTORY

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

CAPITAL REQUIREMENTS

         During fiscal year 2004, the Company entered into two Common Stock Purchase Agreements with Dr. Aviel Faliks, our current CEO and President ("Dr. Faliks") pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,302,000 in cash through a private equity offering of 32,550,000 shares of restricted common stock. These sales of securities were not registered under the Securities Act of 1933, as amended and were exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. The proceeds from this offering are being used to fund operations.

         On December 16, 2004, Dr. Faliks contributed 9,000,000 shares of common stock back to the Company, which he received during the year 2004. Dr. Faliks had received 1,500,000 of those shares during 2004 as compensation for serving as the Company's Chief Executive Officer and President (he receives no other compensation for such services). Dr. Faliks had purchased the remaining 7,500,000 shares from the Company on August 20, 2004 and the cash proceeds received from this purchase were not refunded back to Dr. Faliks.

         Additionally, during October 2003, Dr. Faliks made a loan in the amount of $1 million which was used to repay all existing long-term debt of the Company and provide additional working capital.

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

         There can be no assurance that the Company will be able to achieve this task and compete effectively in the marketplace, and it may come to pass that products developed by its competitors will outperform its own products, pushing them towards obsolescence or rendering them non-competitive.

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

         Two customers accounted for a combined total of approximately 50% of revenue for fiscal year 2004 and three customers accounted for a combined total of approximately 67% of revenue for fiscal year 2003.

         The Company derived $0 and $654,600 in revenues from AmeriScan during the fiscal years ended September 30, 2004 and 2003, respectively, which represent approximately 0% and 48% of the total revenue generated by the Company. AmeriScan filed for bankruptcy in 2003.

         The Company derived $182,500 and $123,000 in revenues from Philips Medical Systems Technology Israel ("Philips") during the fiscal years ended September 30, 2004 and 2003, respectively. Revenue from Philips represented approximately 33% and 9% of the total revenue generated by the Company for the fiscal years ended September 30, 2004 and 2003, respectively.

NEED FOR ADDITIONAL PERSONNEL

         The company underwent a reorganization of its staff in fiscal 2003. This downsizing resulted in a reduction of corporate business and resources during the latter part of fiscal year 2003 and all of fiscal year 2004.

         The Company's ability to grow will depend in part upon its ability to attract and retain experienced professionals to staff a significant expansion of its activities. Although the Company has thus far had no difficulty in attracting and retaining qualified personnel, there can be no assurance that the Company will not need to hire additional management and other personnel to meet its long-term goals or that the Company will be able to find and attract qualified persons to fill such additional positions in the future.

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

SUBSEQUENT DEVELOPMENTS

         During the first quarter of fiscal year 2005, the Company entered into a Merger Agreement (the "Merger Agreement"), dated as of November 24, 2004, by and among the Company, Merge Technologies Incorporated, a Nevada corporation ("Merge"), ADI Acquisition Corp., a Wisconsin corporation and wholly owned subsidiary of Merge ("Acquisition Sub"), and Dr. Faliks, the principal shareholder of the Company ("Dr. Faliks"), providing for the merger of Acquisition Sub with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Merger Agreement"). Following the Merger, the Company will continue as a wholly owned subsidiary of Merge. The Boards of Directors of the Company and Merge have approved the Merger and the Merger Agreement.

         Pursuant to the terms of the Merger Agreement, shareholders of the Company will receive cash for their shares of the Company's common stock equal to approximately $0.12 per share of common stock, or a total of approximately $6.0 million. Consummation of the Merger is subject to customary conditions, including approval by the Company's shareholders. The parties expect the Merger to be completed in the first quarter of 2005.

         In connection with the Merger Agreement, Dr. Faliks has entered into a voting agreement with Merge in which he has agreed to vote his 59% of the Company's common stock in favor of the Merger (the "Voting Agreement"). The Voting Agreement is subject to termination under certain circumstances, including termination of the Merger Agreement by the Board of Directors of the Company pursuant to the Board of Directors' fiduciary duties to the Company's shareholders.

         On December 16, 2004, Dr. Faliks contributed 9,000,000 shares of common stock back to the Company, which he received during the year 2004. Dr. Faliks had received 1,500,000 of those shares during 2004 as compensation for serving as the Company's Chief Executive Officer and President (he receives no other compensation for such services). Dr. Faliks purchased the remaining 7,500,000 shares from the Company on August 20, 2004 and the cash proceeds received from this purchase were not refunded back to Dr. Faliks.


         As a result of Dr. Faliks' contribution of shares to the Company, his ownership percentage of the Company's outstanding common stock was reduced to approximately 52.4%.


ITEM 2.  DESCRIPTION OF  PROPERTY

         The Company's principal office is located at 400 Oyster Point Boulevard, Suite #201, South San Francisco, California, 94080. The property is a suite of approximately 2,550 square feet. The property is leased from an unaffiliated third party for a period of three years ending July 31, 2007. The monthly lease payments are $3,959, $4,106 and $4,253 for years one, two and three, respectively.

         The lease on the Company's previous principal office, 501 Grandview Drive, Suite #100, South San Francisco, California, 94080, was terminated effective July 31, 2004.

         The Company maintains tenant fire and casualty insurance on its leased property in an amount deemed adequate by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims and lawsuits incidental to the operation of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or the results of its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 6, 2004, the Company's Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for action or approval.

1. The shareholders elected seven directors of the Company, each to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. The votes for these directors are set forth below.

                                    FOR             AGAINST
                                __________          _______

     Aviel Faliks               35,445,790            --
     Joel L. Blank              35,445,790            --
     Hirsch Handmaker           35,445,790            --
     David Goldbrenner          35,445,790            --
     Sourav Goswami             35,445,790            --
     Ron Schilling              35,445,790            --
     Chung Lew                  35,445,790            --

         Other matters voted upon and approved by the shareholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:


2. The shareholders approved a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 75,000,000, for an increase of 25,000,000 shares.

            FOR           AGAINST       ABSTAIN       BROKER NON-VOTES
         __________       _______       _______       ________________

         35,323,890       124,900        1,000           2,870,802

3. The shareholders approved a proposal to ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company's independent auditors for the fiscal year ended September 30, 2004.

            FOR           AGAINST       ABSTAIN       BROKER NON-VOTES
         __________       _______       _______       ________________

         35,445,790       4,000           --             2,870,802


PART II

ITEM 5.  MARKET FOR COMMON  EQUITY AND RELATED  SHAREHOLDER  MATTERS

         (A)  MARKET INFORMATION

         The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "AIDP.OB". Beginning August 1999, the Company's stock was traded on the National Quotation Bureau's Pink Sheets. Before August 1999, it was trading on the OTC Bulletin Board. The price range of high and low sale price of the Company's common stock for the periods shown is set forth below:

FISCAL YEAR ENDED SEPTEMBER 30, 2003                HIGH             LOW
____________________________________              _________       _________

    First quarter ended December 31, 2002         $   0.125       $   0.080
    Second quarter ended March 31, 2003               0.080           0.004
    Third quarter ended June 30, 2003                 0.080           0.040
    Fourth quarter ended September 30, 2003           0.100           0.040

FISCAL YEAR ENDED SEPTEMBER 30, 2004                HIGH             LOW
____________________________________              _________       _________

    First quarter ended December 31, 2003         $   0.110       $   0.040
    Second quarter ended March 31, 2004               0.220           0.080
    Third quarter ended June 30, 2004                 0.160           0.090
    Fourth quarter ended September 30, 2004           0.100           0.060

         (B)  SHAREHOLDERS

         As of September 30, 2004, there were approximately 106 shareholders of record of AccuImage common stock, not including an unknown number of beneficial holders in street name. No shares of preferred stock have been issued.

         (C)  DIVIDENDS

         The Company has never declared a dividend and does not intend to do so in the foreseeable future. Nevada Revised Statutes section 78.288 limits the Company's ability to pay dividends on its common stock if any such dividend would render the Company insolvent.

         (D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         As of September 30, 2004, the Company's equity compensation plans are as follows:


                                   NUMBER OF SECURITIES         WEIGHTED AVERAGE         NUMBER OF SECURITIES
                                     TO BE ISSUED UPON          EXERCISE PRICE OF         REMAINING AVAILABLE
                                  EXERCISE OF OUTSTANDING     OUTSTANDING OPTIONS,     AVAILABLE FOR FUTURE FOR
                                     OPTIONS, WARRANTS            WARRANTS AND           ISSUANCE UNDER EQUITY
PLAN CATEGORY                           AND RIGHTS                   RIGHTS             COMPENSATION PLANS (1)
_____________________________     _______________________     ____________________     ________________________

Equity compensation plans                3,892,500                   $0.21                     207,500
approved by security holders

Equity compensation plans not
approved by security holders                    --                      --                          --
                                         _________                   _____                     _______

Total                                    3,892,500                   $0.21                     207,500
                                         =========                   =====                     =======


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

OVERVIEW

         The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto contained elsewhere with this Form 10-KSB. Operating results for fiscal years 2004 and 2003 are not necessarily indicative of the results that may be expected for any future periods.

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

RESULTS OF OPERATIONS

FISCAL YEAR END

         The Company's fiscal year end falls on September 30th, and references to 2004 and 2003 discussed below refer to the years ended September 30, 2004 and 2003, respectively.

REVENUES

         In fiscal year 2004, total revenue decreased 59.2% to $552,245 compared with $1,354,498 in the prior fiscal year 2003. This decrease was primarily due to the poor economy, especially in the medical imaging and healthcare industries, and the loss of AmeriScan as a customer. AmeriScan filed for bankruptcy in 2003. Sales during fiscal year 2004 represented revenue primarily from sales of software and monthly maintenance contracts.

GROSS PROFIT

         Gross profit in absolute dollars decreased by $579,633 or 53.1%, to $512,005 or 92.7% of net sales, for fiscal year 2004, from $1,091,638 or 80.6%
of net sales, for fiscal year 2003. The decrease in absolute dollars during fiscal year 2004 is primarily due to lower yearly sales and the increase in the gross margin percentage is due to a change in product mix as compared to prior year. Sales for fiscal year 2004 were primarily sales of software and annual maintenance contracts.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist principally of research and engineering personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses for fiscal year 2004 decreased by $51,320 or 8.5%, to $553,467 or 100.2% of net sales, from $604,787 or 44.7% of net sales, in fiscal year 2003. The fiscal year 2004 decrease in absolute dollars is primarily due to reductions in personnel and other cost saving measures. The Company intends to continue its research and development efforts to maintain its competitive position in the marketplace since the Company's operations require constant improvement and high-level development of the Company's software products.

SALES AND MARKETING

         Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses for fiscal year 2004 decreased by $247,165 or 41.6%, to $346,880 or 62.8% of net sales, from $594,045 or 43.9% of net sales, in fiscal year 2003. The decrease in absolute dollars for fiscal year 2004 was primarily due to a decrease in the Company's sales force, a change in the compensation structure to commissions only, a decrease in promotional printing and expenses and a decrease in travel and entertainment expense.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses for fiscal year 2004 increased by $312,477 or 28.3%, to $1,417,104 or 256.6% of net sales, from $1,104,627 or 81.6% of net sales, in fiscal year 2003. The increase in absolute dollars for fiscal year 2004 is primarily due to the non-cash charges associated with stock based compensation incurred during the fiscal year ending September 30, 2004, partially offset by a reduction in office staff and cost-saving measures.

RESULTS OF OPERATIONS

         Sales decreased during fiscal year 2004 by $802,253 to $552,245, from fiscal year 2003. The decline in fiscal year sales resulted in a corresponding decrease in gross profit. Operating expenses increased during fiscal year 2004 by $13,992 or 0.6%, to $2,317,451, from fiscal year 2003. The fiscal year decrease in sales is due to the poor economy, especially in the medical imaging and the health care industries. The fiscal year increase in operating expenses is primarily due to the non-cash stock based compensation expense incurred during fiscal year 2004, offset by various cost saving measures implemented by the Company, including a reduction in salaries and headcount. This resulted in an operating loss of $1,805,446 for fiscal year 2004, or $593,625 more than the operating loss of $1,211,821 in fiscal year 2003.

         The operating loss for the fiscal year ended September 30, 2003 includes a $300,000 one-time write-down of the Company's investment in MDiagnostics (formerly AHS); see Footnote 3 in the financials for additional discussion.

OFF BALANCE SHEET ARRANGEMENTS

         The Company did not engage in an off balance sheet arrangement during fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended September 30, 2004, net cash used by operating activities was $779,640. At September 30, 2004, the Company had $750,417 in cash and cash equivalents. Working capital at September 30, 2004 equaled a deficit of $563,556 compared with a deficit of $1,153,886 at September 30, 2003.

         On September 30, 2004, the Company held accounts receivable (net of allowance for doubtful accounts) of $53,612. Accounts receivable are generally kept current through punctual collections efforts.

         During the fiscal year ended September 30, 2004, the Company did not have any significant investing activities.

         During the fiscal year ended September 30, 2004, the Company raised $2,302,000 in cash by issuing 32,550,000 shares of the Company's common stock to an Officer of the Company in two rounds of private financings for and aggregate amount of $1,302,000, and entered into two notes for $500,000 each with the same Officer of the Company. This was offset by a payment of approximately $762,600 to Board Members for outstanding notes entered into during previous years.

         The Company's revenues for the foreseeable future may not be sufficient to obtain profitability, and the Company may continue to experience losses. The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenue, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections, and if losses exceed the Company's expectations, the

Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decline in demand for its products, from the level experienced during fiscal 2004, it will need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

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

FOREIGN CURRENCY TRANSACTIONS

         All the Company's transactions are negotiated, invoiced and paid in U.S. dollars. International sales for the fiscal years 2004 and 2003 were approximately $182,500 and $123,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 2 of the Notes describe the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

         REVENUE RECOGNITION. The Company's revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from support, education and consulting services provided to end-users. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company's balance sheet.

         The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended and Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104, "Revenue Recognition."

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

         Fair values of the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates and are generally recognized as revenue as these services are performed.

         PRODUCT WARRANTY RESERVE. Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides one-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management and adjusts its reserves as necessary.

         The actual results with regard to warranty expenditures could have a material impact on the financial statements of the Company if the actual rate of unit failure is greater than what was estimated by the Company in the calculation of its warranty reserve. The product warranty reserve balance was $12,000 and $25,000 as of September 30, 2004 and 2003, respectively.

         INVENTORY VALUATION METHODOLOGY. Inventories are valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventories are written down for estimated obsolescence and unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory impairment charges create a new cost basis for inventory. In addition, the Company reports any significant adjustments that result from reconciling the perpetual inventory record to the periodic and annual physical inventory observations. The inventory balance was $19,366 and $49,193 as of September 30, 2004 and 2003, respectively.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivables, net of an allowance for doubtful accounts, were $53,612 and $112,170 at September 30, 2004 and 2003, respectively.

         VALUATION OF OTHER INTANGIBLE ASSETS AND GOODWILL. Other significant estimates include the estimated cash flows to measure long-lived assets, including goodwill and other intangible assets and the recoverability of the Company's investment. The Company evaluates the recoverability of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment. Goodwill was $309,063 on September 30, 2004 and 2003. Other intangible assets, net of accumulated amortization, were $2,929 and $4,393 on September 30, 2004 and 2003, respectively.

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

         In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity either do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after December 15, 2004 for small business filers. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The issuance of FIN 46 and its revision will not have a material impact on the Company's financial position, results of operations or cash flows.

         In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

         In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004. Adoption of EITF 03-01 will not have a material impact on the Company's financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS




                           ACCUIMAGE DIAGNOSTICS CORP.

                              FINANCIAL STATEMENTS

          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           SEPTEMBER 30, 2004 AND 2003




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

BALANCE SHEETS                                                               F-2

STATEMENTS OF OPERATIONS                                                     F-3

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)                                 F-4

STATEMENTS OF CASH FLOWS                                                     F-5

NOTES TO THE FINANCIAL STATEMENTS                                            F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
      OF ACCUIMAGE DIAGNOSTICS CORP.


We have audited the accompanying balance sheets of AccuImage Diagnostics Corp. as of September 30, 2004 and 2003, and the related statements of operations, shareholders' equity (deficit), and its cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the accompanying financial statements, the Company entered into a merger agreement on November 24, 2004, under which it will become a wholly owned subsidiary of another company. Consummation of the merger is subject to the approval of the Company's shareholders, among other things.



ODENBERG ULLAKKO MURANISHI & CO. LLP
SAN FRANCISCO, CALIFORNIA

NOVEMBER  22,  2004,  EXCEPT FOR NOTE 17, AS TO WHICH THE DATE IS DECEMBER  16TH
2004



                           ACCUIMAGE DIAGNOSTICS CORP.
                                 BALANCE SHEETS


                                                                                  SEPTEMBER 30
                                                                         ______________________________
                                                                            2004               2003
                                                                         ___________        ___________

ASSETS
Current assets:
    Cash and cash equivalents                                            $   750,417        $        --
    Accounts receivable, net of allowance of $16,457 and                      53,612            112,170
       $50,000, respectively
    Other receivable                                                          32,095             50,000
    Inventory                                                                 19,366             49,193
    Prepaid expenses and other current assets                                 47,044              9,091
                                                                         ___________        ___________
       Total current assets                                                  902,534            220,454
                                                                         ___________        ___________

Property and equipment, net of accumulated depreciation and
    amortization
                                                                              14,377             45,412
                                                                         ___________        ___________
Other assets
    Deposits                                                                  17,311              9,993
    Goodwill                                                                 309,063            309,063
    Other intangible assets, net                                               2,929              4,393
                                                                         ___________        ___________
       Total other assets                                                    329,303            323,449
                                                                         ___________        ___________
                                                                         $ 1,246,214        $   589,315
                                                                         ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                     $    58,429        $   250,730
    Accrued liabilities                                                      186,789            324,010
    Deferred revenue                                                         220,872             37,000
    Notes payable to related parties                                       1,000,000            762,600
                                                                         ___________        ___________
       Total current liabilities                                           1,466,090          1,374,340
                                                                         ___________        ___________

    Deferred rent                                                                293                 --
                                                                         ___________        ___________
       Total liabilities                                                   1,466,383          1,374,340
                                                                         ___________        ___________

Shareholders' equity (deficit):
    Preferred shares - $0.001 par value; 10,000,000 authorized;
       none issued or outstanding                                                 --                 --
    Common shares - $0.001 par value; 75,000,000 authorized;
        57,336,295 and 22,886,295 shares issued and outstanding at
       September 30, 2004 and 2003, respectively                              57,337             22,887
    Paid-in-capital                                                        5,794,979          3,488,348
    Deferred compensation                                                    (30,000)                 -
    Accumulated deficit                                                   (6,042,485)       $(4,296,260)
                                                                         ___________        ___________
       Total shareholders' deficit                                          (220,169)          (785,025)
                                                                         ___________        ___________
                                                                         $ 1,246,214        $   589,315
                                                                         ===========        ===========



   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP.
                             STATEMENT OF OPERATIONS


                                                             FISCAL YEARS ENDED SEPTEMBER 30
                                                             _______________________________
                                                                 2004               2003
                                                              ___________        ___________

Sales                                                         $   552,245        $ 1,354,498

Cost of sales                                                      40,240            262,860
                                                              ___________        ___________
    Gross profit                                                  512,005          1,091,638
                                                              ___________        ___________
Operating expenses:
   Research and development (includes non-cash stock
      compensation of $6,000 and $18,000 for the fiscal
      years ended September 30, 2004 and 2003, respectively)      553,467            604,787

   Sales and marketing (includes non-cash stock
      compensation of $2,000 and $6,000 for the fiscal
      years ended September 30, 2004 and 2003, respectively)      346,880            594,045

   General and administrative (includes non-cash stock
      compensation of $977,081 and $0 for the fiscal
      years ended September 30, 2004 and 2003,
      respectively)                                             1,417,104          1,104,627

                                                              ___________        ___________
       Total operating expenses                                 2,317,451          2,303,459
                                                              ___________        ___________
Operating loss                                                 (1,805,446)        (1,211,821)

Other income (expense):
    Loss on investment                                                 --           (300,000)

    Interest expense                                              (45,753)           (67,757)

    Lawsuit settlement                                             75,000             50,000

    Other income (expense), net                                    30,774              3,312
                                                              ___________        ___________
       Total other income (expense)                                60,021           (314,445)
                                                              ___________        ___________
Net loss before income taxes                                   (1,745,425)        (1,526,266)

Provision for income taxes                                            800                800
                                                              ___________        ___________
Net loss                                                      $(1,746,225)       $(1,527,066)
                                                              ===========        ===========
Basic and diluted net loss per share                          $     (0.04)       $     (0.07)
                                                              ===========        ===========
Weighted average shares outstanding
    Basic and diluted                                          43,076,186         22,886,295
                                                              ===========        ===========


   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          COMMON STOCK
                                     ______________________      PAID-IN         DEFERRED       ACCUMULATED
                                       SHARES       AMOUNT       CAPITAL       COMPENSATION       DEFICIT           TOTAL
                                     __________     _______     __________     ____________     ___________      ___________

Balance at September 30, 2002        22,886,295     $22,887     $3,488,348       $     --       $(2,769,194)     $   742,041

Net Loss                                     --          --             --             --        (1,527,066)      (1,527,066)
                                     __________     _______     __________       ________       ___________      ___________

Balance at September 30, 2003        22,886,295      22,887      3,488,348             --        (4,296,260)        (785,025)

Common stock issued for cash         32,550,000      32,550      1,269,450             --                --        1,302,000
Common stock issued for services      1,900,000       1,900        202,600        (30,000)               --          174,500
Stock based compensation                     --          --        834,581             --                --          834,581
Net Loss                                     --          --             --             --        (1,746,225)      (1,746,225)
                                     __________     _______     __________       ________       ___________      ___________

Balance at September 30, 2004        57,336,295     $57,337     $5,794,979       $(30,000)      $(6,042,485)     $  (220,169)
                                     ==========     =======     ==========       ========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.




                           ACCUIMAGE DIAGNOSTICS CORP.
                             STATEMENT OF CASH FLOWS


                                                               FISCAL YEARS ENDED SEPTEMBER 30,
                                                               ________________________________
                                                                   2004               2003
                                                                ___________        ___________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(1,746,225)       $(1,527,066)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                   24,351             23,241
     Product warranty reserve                                       (13,000)           (22,000)
     Loss on investment                                                  --            300,000
     Stock based compensation                                       985,081                 --
     Change in accounts receivable allowance                         33,543            (31,662)
     Change in inventory reserve                                     17,322                 --
     Accrued interest on notes payable to related parties            45,753             65,583
     Loss on disposal of property and equipment                      17,126                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                           25,015            249,554
       Other receivable                                              25,000            (50,000)
       Inventory                                                     12,505             56,854
       Prepaid and other assets                                     (52,000)            67,052
       Accounts payable                                            (192,302)            42,189
       Accrued expenses                                            (145,681)            48,130
       Deferred revenue                                             183,872             37,000
                                                                ___________        ___________
         Net cash used in operating activities                     (779,640)          (741,125)
                                                                ___________        ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                              (9,343)            (3,318)
                                                                ___________        ___________
         Net cash used in investing activities                       (9,343)            (3,318)
                                                                ___________        ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock to an officer of
     the Company                                                  1,302,000                 --
Proceeds from short-term borrowings from an officer of
     the Company                                                  1,000,000                 --
Proceeds (payments) on long-term borrowings
     from shareholders                                             (762,600)           512,600
                                                                ___________        ___________
         Net cash provided by financing activities                1,539,400            512,600
                                                                ___________        ___________

Net increase (decrease) in cash and cash equivalents                750,417           (231,843)
Cash and cash equivalents at beginning of period                         --            231,843
                                                                ___________        ___________
Cash and cash equivalents at end of period                      $   750,417        $        --
                                                                ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid during the period for interest                     $    63,583        $        --
                                                                ===========        ===========
   Cash paid during the period for taxes                        $       338        $       800
                                                                ===========        ===========


   The accompanying notes are an integral part of these financial statements.


                           ACCUIMAGE DIAGNOSTICS CORP.

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND OPERATIONS

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

The Company provides its software to three different markets. First, the Company offers hospitals, clinics and medical professionals a scalable solution for transmitting data on the Internet and enhancing the diagnostic value of data already obtained. Second, the Company sells to Original Equipment Manufacturers ("OEMs") of medical acquisition devices a customizable version that adds value to their core products. Third, the Company offers vendors who sell Picture and Archiving Communication Systems ("PACs"), a medical diagnostic software package that complements and enhances their existing product line.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has reported net operating losses for the past three fiscal years. Management plans to achieve profitability in the next fiscal year ending September 30, 2005 by generating higher revenue through an expansion of the Company's sales force and control of costs and expenses.

The Company's expectations as to its cash flows, and as to future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated revenues, customer purchasing and payment patterns, and improvements in general economic conditions, many of which are beyond the Company's control. If revenues do not match projections and if losses exceed the Company's expectations, the Company will implement additional cost saving initiatives in order to preserve cash. If the Company experiences a continued decrease in demand for its products from the level experienced during fiscal year 2004, then it would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company presents its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

CASH EQUIVALENTS

The Company considers all highly liquid securities purchased with maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Trade accounts receivable are presented net of an allowance for doubtful accounts of $16,457 and $50,000 at September 30, 2004 and 2003, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and temporary cash investments with high credit quality institutions. At September 30, 2004 and periodically throughout the year, such investments were in excess of FDIC insurance limits.

INVENTORIES AND COST OF SALES

Inventory consisting of personal computer components are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Property and equipment are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets (generally three to five years). Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill resulting from the acquisition of AccuImage, Inc. (see Note 6) and other intangible assets (software and intellectual property licenses) are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally five to ten years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value-based test. Based upon such tests, no goodwill impairment charge was required for fiscal year 2004 or 2003. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the fourth quarter of fiscal 2003, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

IMPAIRMENT OF LONG LIVED ASSETS

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

PRODUCT WARRANTY RESERVE

Based upon historical costs and its sales agreements, the Company maintains a product warranty reserve based on product sales to cover anticipated warranty costs related to software sold. The Company typically provides one-year warranties on its software and hardware products sold. The majority of the hardware warranty is covered by the hardware vendor. The Company continually compares its reserves to actual costs as determined by management, and adjusts its reserves as necessary. Changes to the warranty reserve are as follows:

                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                                    ______________________
                                                      2004          2003
                                                    ________      ________

Balance at the beginning of the period              $ 25,000      $ 50,000

   Provision for warranty liability for sales             --         1,000
   made during the period

   Settlements made during the period                     --        (4,000)

   Reserve adjustments made during the period        (13,000)      (22,000)
                                                    ________      ________
Balance at the end of the period                    $ 12,000      $ 25,000
                                                    ========      ========

REVENUE RECOGNITION

The Company's revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from support, education and consulting services provided to end-users. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company's balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended and Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104, "Revenue Recognition."

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

DEFERRED REVENUE

Deferred revenue is primarily comprised of deferrals for recurring revenues for maintenance services that have not yet been rendered, term software license agreements, and implementation consulting and other services, that have not yet been rendered.

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Advertising expenses were $0 and $31,921 for the fiscal years ended September 30, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs related to both future and present products are charged to expense as incurred. Research and development costs amounted to approximately $553,000 and $605,000 for the fiscal years ended September 30, 2004 and 2003, respectively. Pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs related to software products are expensed as incurred until "technological feasibility" of the product has been established, at which point costs must begin to be capitalized. No software development costs have been capitalized, as technological feasibility has not been established.

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

SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in one business segment, the medical imaging industry, and does not have separately reportable segments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain financial instruments, including accounts receivable, accounts payable and certain accrued liabilities approximates fair value due to their short maturities. Based on borrowing rates currently available for loans with similar terms, the carrying values of notes payable approximates the fair values.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the fiscal years ended September 30, 2004 and September 30, 2003, options and warrants outstanding were excluded from the calculation since their effect was antidilutive. The total options and warrants outstanding at September 30, 2004 and 2003 were 5,075,830 and 2,995,830, respectively.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended September 30:


                                                        FISCAL YEARS ENDED
                                                           SEPTEMBER 30,
                                                    ___________________________
                                                       2004            2003
                                                    ___________     ___________

Net loss, as reported                               $(1,746,225)    $(1,527,066)
   Add: Non-cash stock compensation expense
     determined under the intrinsic value method         21,250              --
     as reported in net loss (*)
   Less: Employee stock-based compensation
     expense determined under fair value               (145,716)        (77,541)
                                                    ___________     ___________
   Pro forma net loss                               $(1,870,691)    $(1,604,607)
                                                    ===========     ===========
Shares used to compute basic and diluted net
  loss per share                                     43,076,186      22,886,295
                                                    ===========     ===========
Loss per share:
   Basic and diluted - as reported                  $     (0.04)    $     (0.07)
                                                    ===========     ===========
   Basic and diluted - pro forma                    $     (0.04)    $     (0.07)
                                                    ===========     ===========

(*) This amount excludes non-cash stock compensation on restricted stock awards.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 - dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 2.89-3.86%, and expected life of 5 years; 2003 - dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 1.50%, and expected life of 5 years.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. Such reclassifications have had no effect on net income or gross margin as previously reported.

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

In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity either do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. In December 2003, the FASB released a revision of FIN 46 to address various implementation issues and modify the effective date for applying the provision of FIN 46. A public entity shall apply the provisions of the FIN 46 revision no later than the end of the first reporting period that ends after December 15, 2004 for small business filers. However, a public entity shall apply FIN 46 to entities considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The issuance of FIN 46 and its revision will not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004. Adoption of EITF 03-01 will not have a material impact on the Company's financial position or results of operations.

3.       INVESTMENT IN AHS, INC.

During fiscal 2002, the Company concluded a strategic investment for the promotion of its business and strategic objectives. In July 2001, the Company purchased 500,000 shares of Series A Preferred Stock at $1.00 per share (representing a non-dilutive 5% ownership interest) of American Health Scan, Inc. ("AHS"), which provides cardiac and cancer screening services.

In December 2002, AHS merged with MDiagnostics, Inc. The Company's investment in AHS was exchanged for 190,846 shares of Class A non-voting common stock in MDiagnostics, Inc., representing an ownership interest of approximately 2%. The Company's investment was considered impaired and a loss of $300,000 and $200,000 on the investment was recognized in the fiscal years ended September 30, 2003 and 2002, respectively.

4.       OTHER RECEIVABLE

During fiscal 2003 the Company entered into a legal settlement with a competitor under which the Company is to be paid $250,000 in quarterly installments of $25,000 over the next three years. During the fiscal years ended September 30, 2004 and 2003, $75,000 and $50,000, respectively, of this settlement has been recognized as other income. As of September 30, 2004, $125,000 has been collected on the settlement. Since the collectablility of this receivable is uncertain, the remaining $125,000 will be recognized when collectability is reasonably assured.

5.       PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                                           SEPTEMBER 30,
                                                      ________________________
                                                        2004           2003
                                                      ________       _________

Computers and equipment                               $ 35,206       $  75,979
Furniture and fixtures                                  32,774          72,304
Software                                                 7,563          37,912
                                                      ________       _________
                                                        75,543         186,195
Less: accumulated depreciation and amortization        (61,166)       (140,783)
                                                      ________       _________
                                                      $ 14,377       $  45,412
                                                      ========       =========

Depreciation expense for the fiscal years ended September 30, 2004 and 2003 was $22,887 and $10,665, respectively.

6.       GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consists of the following:

                                                           SEPTEMBER 30,
                                                      ________________________
                                                        2004           2003
                                                      _________      _________

Goodwill                                              $ 309,063      $ 309,063
                                                      =========      =========

Other license fees                                      125,716        125,716
Distribution agreement                                   15,200         15,200
                                                      _________      _________
                                                        140,916        140,916
Less: accumulated amortization                         (137,987)      (136,523)
                                                      _________      _________
                                                      $   2,929      $   4,393
                                                      =========      =========

Amortization of other intangibles for the fiscal years ended September 30, 2004 and 2003 was $1,464 and $12,576 respectively.

ACCUIMAGE SOFTWARE

On September 30, 1997, the Company acquired AccuImage Inc., which had entered into an agreement with the developer of a 3D medical imaging software package referred to as MIDP. The developer granted to AccuImage Inc. an exclusive license to use and sell the MIDP software for a period of ten years.

The Company subsequently assumed all the rights under the license agreement when AccuImage Inc. was acquired. The value of the software was capitalized as part of the purchase price of AccuImage, Inc. and is included in other license fees. It is being amortized over its expected useful life of 10 years,

On November 1, 1998, the developer of the software, pursuant to an employment settlement, transferred all rights in the software to the Company.


7.       ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                           SEPTEMBER 30,
                                                      ________________________
                                                        2004           2003
                                                      _________      _________

Accrued vacation                                      $  26,500      $  40,000
Audit fees                                               24,500         20,000
Cash overdraft                                               --          2,403
Commissions                                              10,664          8,730
Consulting fees                                              --        111,366
Bonus                                                    30,490             --
Customer deposits                                            --         23,000
Accrued interest on notes payable to related party       45,753         63,583
Product warranty                                         12,000         25,000
Other expenses                                           36,882         29,928
                                                      _________      _________
                                                      $ 186,789      $ 324,010
                                                      =========      =========

8.       NOTES PAYABLE

In fiscal 2001 the Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. The Company repaid the unsecured portion of the notes in the amount of $250,000 in August 2001. The unpaid balances on the notes amounted to $250,000 at 10% interest, which represented the secured long-term portion of the notes due on June 30, 2005. All of the notes plus accrued interest of $31,135 were paid in October 2003. The Company assigned its rights to the stock in AHS as security to the note holders (see Note 3).

In fiscal 2003 the Company borrowed an additional $512,600 from four stockholders at 10% interest. All of the notes were short-term notes, and were repaid along with the accrued interest of $32,448 in October 2003 with funds from a new investor (see Note 13).

In October 2003 and November 2003, the Company entered into two Promissory Notes with an Officer of the Company for $500,000 each, totaling $1,000,000. The notes bear interest at 5% per annum and matured in October 2004 and in November 2004, respectively. In addition, the Company entered into a Common Stock Purchase Agreement with the same Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. Interest due as of September 30, 2004 of $45,753 was paid to the Officer in November 2004, but the principle remains unpaid.

Interest expense on all notes payable for the fiscal years ended September 30, 2004 and 2003 was $45,753 and $67,757 respectively.

9.       STOCKHOLDER'S EQUITY

In October 2003, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which reflects a discount from the market price. As a result, the intrinsic value as of the date of the agreement of $500,000 is being expensed to operations ratably over the one-year term of the Officer's Employment Agreement. (See Note 11.) Accordingly, the Company recorded a charge to operations of $375,750 for fiscal year ended September 30, 2004. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to
Section 4 (2) thereof. The proceeds from this offering are being used to fund operations.

In November 2003, the Company issued incentive stock options to its Chief Operating Officer, allowing him to purchase up to 100,000 shares of the Company's common stock. The options were issued at an exercise price that was less than the market price on the date of grant, and as a result the Company recorded a compensation charge to operations of $9,856 during the fiscal year ended September 30, 2004. The exercise period for the options is 10 years and the options were 100% vested on the date of grant. (See Note 11 for Consulting Agreement.)

In December 2003, the Company issued 400,000 shares of restricted common stock to employees for prior services rendered as consultants during fiscal year 2003. The shares were valued at the market price on the date of issuance at $0.08 per share and as a result, the Company recorded charges to operations of $8,000 and $24,000 during the fiscal year ended September 30, 2004 and 2003, respectively. The issuance of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder.

In December 2003, the Company issued incentive stock options to its Board of Directors allowing them to purchase up to 1 million shares of the Company's common stock. The options were issued at an exercise price of $0.10 per share, which was greater than the market price on the date of grant. The exercise period for the options is 10 years and the options were 100% vested on the date of grant.

In February 2004, the Company's Board of Directors resolved that in recognition of their past service, the Company grant immediate and full vesting of all unvested stock options held by each director as of that date. The grants expire the sooner of 10 years after the vesting commencement date or 90 days after termination of their three-year Consulting Agreements with the Company. As a result, the intrinsic value of the unvested options, which was $13,750, was expensed to operations during the fiscal year ended September 30, 2004. The intrinsic value was measured using the exercise price and the market price on the date the options were fully vested.

In March 2004, the Company's Board of Directors approved and the Company granted a total of 1.5 million shares of Common Stock, respectively, to an Officer as compensation for performing duties as its Chief Executive Officer ("CEO") (See
Note 11). The shares were valued at the market price on the date of grant and as a result, the Company recorded a compensation charge to operations of $142,500 during fiscal year ended September 30, 2004, and deferred compensation of $30,000 at September 30, 2004 (see Note 17).

In April 2004, the Company issued stock options to a consultant who is acting as its Chief Operating Officer, allowing him to purchase up to 600,000 shares of the Company's common stock. The value of the options was calculated using the Black Scholes model using the following assumptions: dividend yield of 0%, expected volatility of 200%; risk-free interest of 3.07%; and expected life of 5 years. Based on this calculation, the Company recorded a compensation charge to operations of $52,725 during the fiscal year ended September 30, 2004. The exercise period for the options is five years and the options vest over six quarters (See Note 11).

In August 2004, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $300,000 in cash through a private equity offering of 7,500,000 shares of restricted common stock. The shares were issued at a price of $0.04 per share, which reflects a discount from the market price and as a result, the intrinsic value as of the date of the agreement of $375,000 was expensed to operations in the fiscal year ended September 30, 2004. The sale of these securities was not registered under the Securities Act of 1933, as amended and was exempt from the registration requirements thereunder pursuant to Section 4 (2) thereof. The proceeds from this offering are being used to fund operations. This purchase of the Company's common stock resulted in the Officer of the Company owning a majority interest in the Company totaling 59% at September 30, 2004 (see Note 17).

A summary of the Company's outstanding warrants is presented below:

                                                   AVERAGE
                                                   EXERCISE    EXPIRATION
                                       SHARES       PRICE         DATE
                                      _________    ________    __________
Issued during fiscal year ended
  September 30, 2000                  1,183,330     $1.50       9/30/05
                                      _________     _____

Outstanding at September 30, 2004     1,183,330     $1.50
                                      =========     =====


10.      CONCENTRATIONS

The Company derives all of its revenues from organizations operating in the medical field, from medical professionals, and from other companies that are in the business of manufacturing and selling medical equipment and devices.

Two customers accounted for a combined total of approximately 50% of revenue for fiscal year 2004 and three customers accounted for a combined total of approximately 67% of revenue for fiscal year 2003.

The Company derived $0 and $654,600 in revenues from AmeriScan during the fiscal years ended September 30, 2004 and 2003, respectively, which represent approximately 0% and 50% of the total revenue generated by the Company. AmeriScan filed for bankruptcy in 2003.

The Company derived $182,500 and $123,000 in revenues from Philips Medical Systems Technology Israel ("Philips") during the fiscal years ended September 30, 2004 and 2003, respectively. Revenue from Philips represented approximately 33% and 9% of the total revenue generated by the Company for the fiscal years ended September 30, 2004 and 2003, respectively. (See Note 14.)

The Company sells its products to distributors and customers throughout the United States. At September 30, 2004, three customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 71% of the total accounts receivable in aggregate. At September 30, 2003, three customers, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 81% of the total accounts receivable in aggregate.

11.      COMMITMENTS AND CONTINGENCIES

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

During fiscal 2003 the Company entered into various employment and consulting agreements that provide for issuance of the Company's stock in exchange for services rendered to the Company. These agreements relate primarily to services rendered in connection with product development, sales and technical support. In December 2003, the Company issued common stock for these services and recorded a charge to operations of $8,000 and $24,000 in the fiscal year ended September 30, 2004 and 2003, respectively, based on the fair value of the stock (see Note
9).

In January 2004, the Company and Aviel Faliks entered into an Employment Agreement, effective January 1, 2004, which employs Mr. Faliks as the CEO of the Company for a one-year term. (See Note 9.)

In January 2004, the Company and Ray Vallejo entered into a Consulting Agreement, effective January 1, 2004, pursuant to which Mr. Vallejo serves as the Company's Chief Operating Officer ("COO"). The Consulting Agreement has a two-year term (see Note 9).

In January 2004, the Company and Leon Kaufman, former President and CEO of the Company, entered into a Consulting Agreement, effective January 1, 2004, pursuant to which Mr. Kaufman serves as the Company's Head of Research until October 2004.

In January 2004, the Company and Macias and Ryan, Inc. entered into a Consulting Agreement, effective January 10, 2004, pursuant to which Ms. Kathleen M. Ryan serves as the Company's Chief Financial Officer ("CFO"). The Consulting Agreement will terminate upon 30 days' written notice by either party.

LEASES

On June 20, 2001, the Company entered into a two-and-a-half-year operating lease agreement for its former headquarters/operating facility located at 400 Grandview Drive in South San Francisco, CA. The commencement date of the lease was June 20, 2001. The Company paid a fee to cancel this lease in fiscal 2003 and entered into a new lease on August 1, 2003 for its new headquarters at 501 Grandview Drive, South San Francisco. The new lease was a one-and-a half year operating lease with monthly payments of $1,035.

In June 2004, the Company canceled the 501 Grandview Drive lease and entered into a new three-year operating lease agreement for its current headquarters/operating facility located at 400 Oyster Point Boulevard in South San Francisco, California. The commencement date of the lease was August 1, 2004 and the monthly lease payments are $3,959, $4,106 and $4,253 for years one, two and three, respectively.

Total rent expense was $17,587 and $84,935 for the fiscal years ended September 30, 2004 and 2003, respectively.

Minimum rental commitments under the facility operating lease agreement are as follows:

Fiscal year ended September 30,

2005                           $ 47,808
2006                             49,568
2007                             42,528
                               ________
Total                          $139,904
                               ========

12.      STOCK OPTION PLAN

During fiscal 1997, Company adopted a Stock Option Plan that authorized the issuance of options for up to 1,600,000 shares of the Company's common stock. Subsequently, the Board of Directors authorized the issuance of options for an additional 2,500,000 shares of the Company common stock.

Under this plan, no option may be exercised after the expiration date of ten years from the date of grant and no option may be exercised as to less than one hundred (100) shares at any one time. There are two categories of options:
Incentive Stock Options (ISO) and Non-Qualified Stock Options (NSO).

ISOs may be granted to employees at a purchase price of not less than the fair market value of the common stock share at the date of grant. ISOs shall be exercisable not more than ten (10) years from date of grant, except that in the case of any person who owns more than 10% of the voting power of all classes of stock, in which case the ISO shall be exercisable no more than five (5) years from date of grant.

NSOs may be granted to any eligible participant. The purchase price shall not be less than 85% of the fair market value of the shares at the grant date except that when the grantee owns more than 10% of the voting power of all classes of stock at the date of grant, the price is to be 110% of the Fair Market Value of the shares at the date of grant. NSOs shall be exercisable not more than ten
(10) years from the date of grant.

In general, granted ISO's expire three months after the employee termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

A summary of Stock Option Plan activity is as follows:
                                                                     WEIGHTED
                                                                     AVERAGE
                                                      NUMBER OF      EXERCISE
                                                       OPTIONS        PRICE
                                                     ___________     ________

Balance at September 30, 2002                          3,205,020      $   0.51
   Granted                                               375,000          0.20
   Exercised                                                  --            --
   Cancelled/forfeited                                (1,767,520)        0.375
                                                     ___________      ________
Balance at September 30, 2003                          1,812,500      $   0.28
   Granted                                             2,400,000          0.14
   Exercised                                                  --            --
   Cancelled/forfeited                                  (320,000)         0.12
                                                     ___________      ________
Balance at September 30, 2004                          3,892,500      $   0.21
                                                     ===========      ========

Options exercisable at September 30, 2004              3,203,490

Weighted average fair value of options granted during the fiscal years:

   2004                                              $      0.13
                                                     ===========
   2003                                              $      0.22
                                                     ===========

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

The following table summarizes information about the stock options outstanding at September 30, 2004:



                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ___________________________________________________     _________________________________
                                    WEIGHTED-AVERAGE
                                       REMAINING           WEIGHTED-                             WEIGHTED-
RANGE OF              NUMBER        CONTRACTUAL LIFE        AVERAGE             NUMBER            AVERAGE
EXERCISE PRICES     OUTSTANDING        (IN YEARS)        EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
_______________     ___________     ________________     ______________     ______________     ______________

$  0.04                400,000             9.04             $0.04               400,000            $0.04
   0.10                930,000             9.21              0.10               930,000             0.10
   0.15                600,000             9.53              0.15               414,167             0.15
   0.17                525,000             5.78              0.17               412,500             0.17
   0.20                600,000             9.43              0.20               300,000             0.20
   0.24                237,500             6.00              0.24               173,177             0.24
   0.38                250,000             3.46              0.38               250,000             0.38
   0.50                 55,000             5.05              0.50                51,354             0.50
   0.60                150,000             3.95              0.60               128,125             0.60
   0.64                 40,000             6.06              0.64                39,167             0.64
   0.88                 30,000             5.23              0.88                30,000             0.88
   1.03                 75,000             5.48              1.03                75,000             1.03
                     _________             ____             _____             _________

$  0.04 - $1.03      3,892,500             6.68             $0.21             3,203,490            $0.21
                     =========             ====             =====             =========            =====


The exercise period for the options is for 10 years from the date of the grant and vesting is over a 4-year period.

13.      RELATED PARTY TRANSACTIONS

In fiscal year 2001, the Company received and approved executed note purchase agreements and subscription agreements for a total of $500,000. At the beginning of fiscal year 2004, the unpaid balance on the notes amounted to $250,000, which represented the secured long-term portion of the notes due on June 30, 2005. All of the notes plus accrued interest was repaid in October 2003.

In August 2001, two stockholders advanced $450,000 to the Company. The notes payable bear an interest rate of 10% per annum. The terms of the notes payable required the Company to repay $225,000 within seven days after the Company completed its equity investment in AHS, Inc. (see Note 3), and $225,000 on June 30, 2005. The Company repaid these stockholders $225,000 plus applicable interest in August 2001. The remaining balance was repaid in October 2003 (see
Note 8).

In fiscal year ended September 30, 2002, Leon Kaufman, former President and CEO, advanced $50,000 to the Company. The terms of the note payable required the Company to repay $25,000 within seven days after the Company completed its equity investment in AHS, Inc. (see Note 3), and $25,000 on June 30, 2005. The note payable bears an interest rate of 10% per annum. This note was repaid in October 2003 (see Note 8).

Dr. Hirsch Handmaker, a director of the Company, is Chairman and Acting CEO of VirtuRad.com, LLC ("VirtuRad"). On March 1, 2002, the Company entered into a contract with VirtuRad to provide AccuStitch software, which is to be used in conjunction with VirtuRad products that are sold and/or distributed by VirtuRad to VirtuRad customers. The Company had $36,000 and $10,000 in sales to VirtuRad for the fiscal years ended September 30, 2004 and 2003, respectively, and was owed $12,000 and $21,746 as of September 30, 2004 and 2003, respectively. In addition, the Company entered into a Consulting Agreement with Healthcare

Technology  Group  ("HTG") in January  2004,  in which  Hirsch  Handmaker is the
President. The term of the contract is for one year and the Company is to pay $11,000 at the beginning of each quarter. During the fiscal year ended September 30, 2004, the Company paid $33,000 on this contract.

In fiscal year 2003, the Company borrowed an additional $512,600 from four shareholders at 10% interest. All of the notes were short-term notes and were repaid in October 2003 from proceeds received through the issuance of two Promissory Notes to an Officer of the Company.

In October 2003 and November 2003, the Company entered into two Promissory Notes with an Officer of the Company for $500,000 each, totaling $1,000,000. The notes bear interest at 5% per annum and matured in October 2004 and in November 2004, respectively. In addition, the Company entered into a Common Stock Purchase Agreement with the same Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $1,002,000 in cash through a private equity offering of 25,050,000 shares of restricted common stock. (see Note 9.)

In August 2004, the Company entered into a Common Stock Purchase Agreement with an Officer of the Company pursuant to which the Company, subject to the terms and conditions set forth therein, raised $300,000 in cash through a private equity offering of 7,500,000 shares of restricted common stock. (see Note 17).

The Company had a 5% ownership interest in AHS, Inc. (see Note 3). Sales to AHS, Inc. for the fiscal years ended September 30, 2004 and 2003 were $0 and $17,000, respectively.

14.      FOREIGN SALES

The Company has earned revenue from sources outside the United States. All sales are payable in US dollars. Total foreign sales were $182,500 and $123,000 for the fiscal years ended September 30, 2004 and 2003, respectively.

15.      INCOME TAXES

In fiscal years ended September 30, 2004 and 2003, the Company's only income tax expense was the California minimum payment of $800.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes is as follows:

                                                      FISCAL YEARS ENDED
                                                       SEPTEMBER  30,
                                                     ___________________
                                                      2004         2003
                                                     ______       ______

Income tax provision (benefit) computed at
   federal statutory rate                           (34.00%)     (34.00%)
State taxes, net of federal tax benefits             (5.83%)      (5.83%)
Net operating loss carryforward                      39.82%       39.82%
                                                     ______       ______

    Effective tax rate                                0.01%        0.01%
                                                     ======       ======

Deferred tax assets, net, consist of the following (in thousands):

                                                       SEPTEMBER 30,
                                                    ____________________
                                                     2004         2003
                                                    _______      _______

Net operating loss carryforwards                    $ 1,841      $ 1,400
Depreciation and amortization                            11           10
Other accruals and allowances                            --           62
                                                    _______      _______
    Total deferred tax assets                         1,852        1,472
Valuation allowance for deferred tax assets          (1,852)      (1,472)
                                                    _______      _______
    Net deferred tax assets                         $    --      $    --
                                                    =======      =======

At September 30, 2004, the Company has approximately $5.9 million and $3.4 million in net operating loss carryforwards which are available to offset future federal and state income taxes, respectively, and expire beginning 2018 and 2008. In addition, as of September 30, 2004, the Company had approximately $110,000 and approximately $115,000 of federal and state research and development credits, respectively. The federal credits will expire beginning in 2012 if not utilized. The state tax credits will be carried forward until utilized.

Under Internal Revenue Code Section 382 and 383, the future utilization of net operating losses and tax credits may be limited in certain circumstances where there is a significant ownership change. Events which may cause changes include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

The Company has elected to reserve fully the benefit of tax carryforwards until such time as it is able to reasonably expect to realize those benefits.

16.      RETIREMENT PLAN

The Company sponsored a SIMPLE IRA Plan to provide retirement benefits for its employees who meet the eligibility requirements. Employees may contribute a certain percentage of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service of $9,000 and $8,000 for calendar years 2004 and 2003, respectively. The Company could make a 3% matching contribution based on each employee's annual compensation. Employees' right to both elective and matching contributions are immediately vested. The Company made no matching contribution in fiscal years 2004 and 2003, and cancelled this benefit program in fiscal year 2004.

17.      SUBSEQUENT EVENTS

During the first quarter of fiscal year 2005, the Company entered into a Merger Agreement (the "Merger Agreement"), dated as of November 24, 2004, by and among the Company, Merge Technologies Incorporated, a Nevada corporation ("Merge"), ADI Acquisition Corp., a Wisconsin corporation and wholly owned subsidiary of Merge ("Acquisition Sub"), and Dr. Aviel Faliks, the principal shareholder of the Company ("Dr. Faliks"), providing for the merger of Acquisition Sub with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Merger Agreement"). Following the Merger, the Company will continue as a wholly owned subsidiary of Merge. The Boards of Directors of the Company and Merge have approved the Merger and the Merger Agreement.

Pursuant to the terms of the Merger Agreement, shareholders of the Company will receive cash for their shares of the Company's common stock equal to approximately $0.12 per share of common stock, or a total of approximately $6.0 million. Consummation of the Merger is subject to customary conditions, including approval by the Company's shareholders. The parties expect the Merger to be completed in the first quarter of 2005.

In connection with the Merger Agreement, Dr. Faliks has entered into a voting agreement with Merge in which he has agreed to vote his 59% of the Company's common stock in favor of the Merger (the "Voting Agreement"). The Voting
Agreement is subject to termination under certain circumstances, including termination of the Merger Agreement by the Board of Directors of the Company pursuant to the Board of Directors' fiduciary duties to the Company's shareholders.

On December 16, 2004, Dr. Faliks, contributed 9,000,000 shares of common stock back to the Company, which he received during the year 2004. Dr. Faliks had received 1,500,000 of those shares during 2004 as compensation for serving as the Company's Chief Executive Officer and President (he receives no other compensation for such services). Dr. Faliks purchased the remaining 7,500,000 shares from the Company on August 20, 2004 and the cash proceeds received from this purchase were not refunded back to Dr. Faliks (see Note 9).

As a result of Dr. Faliks'  contribution  of shares to the Company his ownership
percentage   of  the   Company's   outstanding   common  stock  was  reduced  to
approximately 52.4%.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         From December 1999 through November 2002, the Company's independent accountant was Berg & Company LLP (later, Pohl McNabola Berg & Company LLP). In November 2002, Odenberg Ullakko Muranishi & Co. LLP of San Francisco, California became the Company's independent accountants. During the past four fiscal years, there have been no disagreements between the Company and its accountants.

ITEM 8A. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this Form 10-KSB, the Company made an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-KSB.

         There has been no significant change in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

PART III

         Certain information required by Part III is omitted from this Report in that the Company will have filed its definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") in connection with the Annual Meeting of Stockholders to be held in the first quarter of 2005. Such information is incorporated herein by reference. Information relating to the Executive Officers of the Company is set forth under the caption "Executive Officers" in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions is set forth under the caption "Transactions with Management and Others" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying "Index to Exhibits" are filed or are incorporated herein by reference as part of this report.

(b)  Reports on 8-K.

     On November 22, 2004, the Company filed a From 8-K under Item 1 announcing it entered into a Merger Agreement with, Merge Technologies Incorporated ("Merge"), ADI Acquisition Corp., and Dr. Aviel Faliks, the principal shareholder of the Company ("Dr. Faliks"). Pursuant to the terms of the Merger Agreement, shareholders of the Company will receive cash for their shares of the Company's common stock equal to approximately $0.12 per share of common stock, or a total of approximately $6.0 million. This Form 8-K also announced that in connection with the Merger Agreement, Dr. Faliks entered into a Voting Agreement with Merge in which he has agreed to vote his 59% of the Company's common stock in favor of the Merger.

     On December 16, 2004, the Company filed a Form 8-K/A under Item 1 which amended the Company's Current Report on Form 8-K originally filed on November 22, 2004. The Company filed this amendment to the current report to update the disclosure in Item 1.01 thereof, to reflect that on December 16, 2004, Dr. Faliks contributed 9,000,000 shares of common stock back to the Company, which he received during the fiscal year 2004. As a result of Dr. Faliks' contribution of shares to the Company, the number of shares of Company common stock outstanding was reduced by 9,000,000 shares. Consequently, the disclosure concerning cash the shareholders will receive as a result of the Merger was changed and is now approximately $0.12 per share of common stock. Also, Dr. Faliks' ownership percentage of the Company's outstanding common stock was reduced to approximately 52.4%.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ACCUIMAGE DIAGNOSTIC CORP.



Date:  January 5, 2005     By:  /s/ AVIEL FALIKS
                           _____________________________________________
                                    Aviel Faliks
                                    Chairman of the Board, President and
                                    Chief Executive Officer



                           By:  /s/ KATHLEEN M. RYAN
                           _____________________________________________
                                    Kathleen M. Ryan
                                    Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME                           TITLE                        DATE
_____________________     ________________________________     _______________

/s/ AVIEL FALIKS          Chairman of the Board, President     January 5, 2005
_____________________     and Chief Executive Officer
    Aviel Faliks

/s/ HIRSCH HANDMAKER      Director                             January 5, 2005
_____________________
    Hirsch Handmaker

/s/ DAVID GOLDBRENNER     Director                             January 5, 2005
_____________________
    David Goldbrenner

/s/ CHUNG LEW             Director                             January 5, 2005
_____________________
    Chung Lew

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION

   10.01 Promissory Note between AccuImage Diagnostics Corporation and Aviel Faliks, dated October 23, 2003, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB (File No. 000-26555) filed with the Commission on March 16, 2004.

   10.02 Promissory Note between AccuImage Diagnostics Corporation and Aviel Faliks, dated November 6, 2003, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB (File No. 000-26555) filed with the Commission on March 16, 2004.

   10.03 Common Stock Purchase Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated October 24, 2003, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB (File No. 000-26555) filed with the Commission on March 16, 2004.

   10.04 Employment Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated January 1, 2004, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB (File No. 000-26555) filed with the Commission on May 17, 2004.

   10.05 Consulting Agreement between AccuImage Diagnostics Corporation and Ray Vallejo, dated January 1, 2004, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB (File No. 000-26555) filed with the Commission on May 17, 2004.

   10.06 Lease Agreement between AccuImage Diagnostics Corp. and Kashiwa Fudosan America, Inc., dated June 15, 2004, which is incorporated herein by reference to the Registrant's Report on Form 10-QSB
               (File No.  000-26555)  filed  with the  Commission  on August 13,
               2004.

   10.07 Common Stock Purchase Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated August 20, 2004.

   10.08 Common Stock Purchase Agreement between AccuImage Diagnostics Corporation and Aviel Faliks, dated August 20, 2004.

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

    99.1 Merger Agreement dated November 24, 2004, by and among Merge Technologies Incorporated, ADI Acquisition Corp., AccuImage Diagnostics and Aviel Faliks, which are incorporated herein by reference to the Registrant's Report on Form 8-K (File No. 000-26555) filed with the Commission on November 22, 2004.

    99.2 Voting, Proxy and Option Agreement dated November 24, 2004, by and among Merge Technologies Incorporated and Aviel Faliks, which is incorporated herein by reference to the Registrant's Report on Form 8-K (File No. 000-26555) filed with the Commission on November 22, 2004.